Form 10-Q
period 1996-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LTD PART /
filed 1996-05-07
CIK 941912

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q



[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended March 31, 1996 or

[ ]  Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-90360

   DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
  (Exact name of registrant as specified in its charter)


                  Delaware                               13-3461507
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                       Identification No.)

c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                 10048
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 392-5454


(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                            No

        DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          March 31, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

         Statements of Financial Condition March 31, 1996
         (Unaudited) and December 31, 1995.....................2

         Statements of Operations for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)...................3

         Statements of Changes in Partners' Capital for the
         Quarters Ended March 31, 1996 and 1995
         (Unaudited)...........................................4

         Statements of Cash Flows for the Quarters Ended
         March 31, 1996 and 1995 (Unaudited)...................5


         Notes to Financial Statements (Unaudited)...........                                     ........ 6-10

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations..11-14

Part II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.................                                             15



        DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                 STATEMENTS OF FINANCIAL CONDITION


                                                                           March 31,                December 31,
                                                                             1996                       1995
                                                                               $                          $
                                                                          (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                  160,205,259                   186,577,817
   Net unrealized gain on open contracts                                   8,902,317                     7,961,783

   Total Trading Equity                                                  169,107,576                   194,539,600

Interest receivable (DWR)                                                    550,953                       694,646
Due from DWR                                                                 179,438                       257,457
   Total Assets                                                          169,837,967                   195,491,703


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                     1,695,046                        76,096
   Accrued management fee (DWFCM)                                            422,697                       464,750
   Accrued brokerage commissions (DWR)                                       219,515                       628,375
   Administrative expenses payable                                            82,565                        97,122
   Accrued transaction fees and costs                                         22,599                        61,596

   Total Liabilities                                                       2,442,422                     1,327,939


Partners' Capital

   Limited Partners (201,103.982 and
    205,070.252 Units, respectively)                                     165,519,569                   192,029,423
   General Partner (2,279.285 Units)                                       1,875,976                     2,134,341

   Total Partners' Capital                                               167,395,545                   194,163,764

   Total Liabilities and Partners' Capital                               169,837,967                   195,491,703


NET ASSET VALUE PER UNIT                                                      823.05                        936.41





                     The accompanying footnotes are an integral part
                        of these financial statements.

              DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                             STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                         For the Quarters Ended March 31,
                                                                           1996                    1995
                                                                             $                       $
REVENUES
   Trading profit (loss):
         Realized                                                     (20,272,787)                132,173
         Net change in unrealized                                         940,534                 170,319

           Total Trading Results                                      (19,332,253)                302,492

   Interest Income (DWR)                                                1,804,781                  32,904

           Total Revenues                                             (17,527,472)                335,396


EXPENSES

   Brokerage commissions (DWR)                                          4,198,057                  73,682
   Management fee (DWFCM)                                               1,392,828                  21,433
   Transaction fees and costs                                             328,202                   5,583
   Administrative expenses                                                 31,000                   4,000
   Incentive fees (DWFCM)                                                       -                  27,484

           Total Expenses                                               5,950,087                 132,182

NET INCOME (LOSS)                                                     (23,477,559)                203,214


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                                   (23,219,194)                197,789
   General Partner                                                       (258,365)                  5,425


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                       (113.36)                  68.43
   General Partner                                                        (113.36)                  68.43



                 The accompanying footnotes are an integral part
                         of these financial statements.



            DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the Quarters Ended March 31, 1996 and 1995
                                 (Unaudited)




                                                   Units of
                                                  Partnership          Limited            General
                                                   Interest           Partners            Partner            Total
Partners' Capital
  December 31, 1994                                2,969.768       $2,836,167             $77,795            $2,913,962


Net Income                                            -               197,789               5,425              203,214


Redemptions                                          (79.285)         (83,220)                  -              (83,220)

Partners' Capital
March 31, 1995                                      2,890.483       $2,950,736            $83,220           $3,033,956




Partners' Capital
  December 31, 1995                               207,349.537      $192,029,423         $2,134,341       $194,163,764

Net Loss                                                  -         (23,219,194)          (258,365)        (23,477,559)

Redemptions                                       (3,966.270)        (3,290,660)                  -        (3,290,660)

Partners' Capital
  March 31, 1996                                 203,383.267       $165,519,569         $1,875,976       $167,395,545





            The accompanying footnotes are an integral part
                    of these financial statements.



          DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                                         For the Quarters Ended March 31,

                                                                           1996                    1995
                                                                             $                       $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      (23,477,559)                203,214
Noncash item included in net loss:
         Net change in unrealized                                         (940,534)               (170,319)

Decrease in operating assets:
         Interest receivable (DWR)                                         143,693                   4,640
         Due from DWR                                                       78,019                   1,986
Increase (decrease) in operating liabilities:
         Accrued management fee (DWFCM)                                    (42,053)                    578
         Accrued brokerage commissions (DWR)                              (408,860)                   (171)
         Accrued administrative fee                                        (14,557)                (14,306)
         Accrued transaction fees and costs                                (38,997)                    411
         Accrued incentive fee (DWFCM)                                           -                  27,484

Net cash provided by (used for) operating activities                   (24,700,848)                 53,517


CASH FLOWS FROM FINANCING ACTIVITIES


   Increase in redemptions payable                                       1,618,950                  83,220
   Redemptions of units                                                 (3,290,660)                (83,220)

Net cash used for financing activities                                  (1,671,710)                      -

Net increase (decrease) in cash                                        (26,372,558)                 53,517

Balance at beginning of period                                         186,577,817               2,521,366

Balance at end of period                                               160,205,259               2,574,883



              The accompanying footnotes are an integral part
                      of these financial statements.

          DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Diversified Futures Fund Limited Partnership (the
"Partnership") was organized to engage in the speculative trading of commodity futures and futures related contracts, including forward contracts on foreign currencies.


The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager is Dean Witter
Futures & Currency Management, Inc. ("DWFCM").   The General
Partner, DWR, and DWFCM are all wholly owned subsidiaries of Dean Witter, Discover & Co.

2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR. Management and incentive fees incurred by the Partnership are paid to DWFCM.

               DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                       NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3. Offering of Units

The Partnership initially commenced operation in April 1988 as a private placement. The General Partner registered additional units of Limited Partnership interest with the Securities and Exchange Commission for a public offering held in August 1995. Units were offered at $1,000 per Unit for issuance at the First Closing which was held on September 1, 1995 and resulted in an additional $205,135,863 investment to the Partnership.

At the close of business on August 31, 1995, the General Partner issued to each existing Partner additional Units in such amounts as necessary so that the Net Asset Value of all outstanding Units on the date of the First Closing was equal to $1,000.00 per Unit.
Unit amounts for periods prior to August 31, 1995 have been adjusted to reflect this change.


4. Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.

              DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                                                $

Exchange-Traded Contracts
Financial Futures:
  Commitments to Purchase                 3,668,000
  Commitments to Sell                   346,804,000
Commodity Futures:
  Commitments to Purchase               114,769,000
  Commitments to Sell                     3,933,000
Foreign Futures:
  Commitments to Purchase                13,135,000
  Commitments to Sell                   160,045,000
Off-Exchange-Traded Forward
 Currency Contracts
  Commitments to Purchase               304,583,000
  Commitments to Sell                   224,548,000



A portion of the amounts indicated as off-balance sheet risk in forward foreign currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

         DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $8,902,317 at March 31, 1996. Of this amount, $7,478,296 related to exchange-traded futures contracts and $1,424,021 related to off-exchange-traded forward currency contracts.



Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through September 1996. Off-exchange traded forward currency contracts held at March 31, 1996 mature through May 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the partnership's Statements of Financial Condition.


The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR.
Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's

          DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gains on all open futures contracts, which funds totaled $167,683,555 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.



For the quarter ended March 31, 1996 the average fair value of financial instruments held for trading purposes was as follows:

                                       Assets               Liabilities
                                         $                       $

Exchange-Traded Contracts:
  Financial Futures                  363,188,000            243,018,000
  Commodity Futures                  203,608,000             37,219,000
  Foreign Futures                    270,992,000            107,909,000
Off-Exchange-Traded Forward
 Currency Contracts                  510,466,000            659,159,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currencies and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures and forward contracts and other commodity interests may be illiquid. If the price for the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996, the Partnership's total trading losses net of interest income were $17,527,472. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses during the quarter were recorded in the currency and energy markets during February. In the currency markets, a sudden and sharp trend reversal in the downward move in the value of the Japanese yen and most major European currencies, which had posted gains during January, resulted in losses from short positions in the Japanese yen, German mark, Swiss franc and British pound. Trading gains recorded during March from transactions involving the Australian dollar and Japanese yen offset a portion of the overall losses experienced in the currency markets during February. Additional losses were experienced in the energy markets due primarily to short-term volatile movement in gas and oil prices during February. A portion of these losses was offset by gains in crude oil during March. In the financial futures markets, losses were recorded in most global interest rate and stock index futures as these prices moved in a short-term volatile pattern during the quarter. Trading gains in British long gilt, French bond and U.S. Treasury note futures offset a portion of these losses. Smaller losses were recorded in the agricultural markets from trading soybean futures and in the soft commodities markets from trading cotton and coffee futures. Total expenses for the quarter were $5,950,087 resulting in a net loss of $23,477,559. The value of an individual Unit in the Partnership decreased from $936.41 at December 31, 1995 to $823.05 at March 31, 1996.

For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $335,396. During the first quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded during February and March in the currency markets as a result of a decrease in value of the U.S. dollar versus the Japanese yen and major European currencies such as the Swiss franc, German mark and French franc. Additional gains were recorded in the financial futures markets as a result of trading Japanese and U.S. interest rate futures and global stock index futures. Smaller trading losses in the agricultural, metals, energy and international markets offset a portion overall gains for the quarter. Total expenses for the period were $132,182, generating net income of $203,214. The value of an individual Unit in the Partnership increased from $981.21 at December 31, 1994 to $1,049.64 at March 31, 1995.

                      PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         A)  Exhibits.

             None.

         B)  Reports on Form 8-K. - None.

                                                        SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        Dean Witter Diversified Futures
                                        Fund L.P. (Registrant)

                                        By: Demeter Management Corporation
                                            (General Partner)

May 15, 1996                            By:  /s/ Patti L. Behnke
                                                 Patti L. Behnke
                                                 Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.