Form 10-Q
period 1996-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND LTD PART /
filed 1996-11-12
CIK 941912

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q



[X]       Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended September 30, 1996 or

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

Yes     X                             No

                                         DEAN WITTER DIVERSIFIED FUTURES FUND L.P.

                                          INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                  September 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

          Statements of Financial Condition September 30, 1996
          (Unaudited) and December 31, 1995.....................2

          Statements of Operations for the Quarters Ended
          September 30, 1996 and 1995 (Unaudited)...............3

          Statements of Operations for the Nine Months Ended
          September 30, 1996 and 1995 (Unaudited)...............4

          Statements of Changes in Partners' Capital for the
          Nine Months ended September 30, 1996 and 1995
          (Unaudited)...........................................5

          Statements of Cash Flows for the Nine Months Ended
          September 30, 1996 and 1995 (Unaudited)...............6

          Notes to Financial Statements (Unaudited)..........7-12

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations..13-19

Part II. OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K..............    20



                                         DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                                             STATEMENTS OF FINANCIAL CONDITION


                                                                          September 30,               December 31,
                                                                              1996                        1995
                                                                                $                           $
                                                                           (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
    Cash                                                                   152,632,188                   186,577,817
    Net unrealized gain on open contracts                                   12,161,683                     7,961,783

    Total Trading Equity                                                   164,793,871                   194,539,600

    Interest receivable (DWR)                                                  533,614                       694,646
    Due from DWR                                                               140,990                       257,457

    Total Assets                                                           165,468,475                   195,491,703


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

    Redemptions payable                                                      2,107,052                        76,096
    Accrued management fee (DWFCM)                                             392,172                       464,750
    Accrued brokerage commissions (DWR)                                        286,499                       628,375
    Administrative expenses payable                                             79,489                        97,122
    Accrued transaction fees and costs                                          29,071                        61,596

    Total Liabilities                                                        2,894,283                     1,327,939


Partners' Capital

    Limited Partners (185,196.270 and
     205,070.252 Units, respectively)                                      160,597,652                   192,029,423
    General Partner (2,279.285 Units)                                        1,976,540                     2,134,341

    Total Partners' Capital                                                162,574,192                   194,163,764

    Total Liabilities and Partners' Capital                                165,468,475                   195,491,703


NET ASSET VALUE PER UNIT                                                        867.18                        936.41


                                      The accompanying footnotes are an integral part
                                              of these financial statements.

                                         DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                                                 STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                                                         For the Quarters Ended September 30,

                                                                            1996                     1995
                                                                              $                        $
REVENUES
    Trading profit (loss):
         Realized                                                         2,891,666              (4,933,746)
         Net change in unrealized                                        11,362,983              (6,097,856)

            Total Trading Results                                        14,254,649             (11,031,602)

    Interest Income (DWR)                                                 1,602,020                 775,473

            Total Revenues                                               15,856,669             (10,256,129)


EXPENSES

    Brokerage commissions (DWR)                                           2,918,020               1,234,445
    Management fees (DWFCM)                                               1,188,119                 533,560
    Transaction fees and costs                                              200,962                 109,418
    Administrative expenses                                                   9,000                  25,000

            Total Expenses                                                4,316,101               1,902,423

NET INCOME (LOSS)                                                        11,540,568             (12,158,552)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                                                     11,403,524             (12,156,465)
    General Partner                                                         137,044                  (2,087)


NET INCOME (LOSS) PER UNIT

    Limited Partners                                                          60.13                  (96.84)
    General Partner                                                           60.13                  (96.84)

                                      The accompanying footnotes are an integral part
                                              of these financial statements.

                                         DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                                                 STATEMENTS OF OPERATIONS
(Unaudited)

                                                                       For the Nine Months Ended September 30,

                                                                            1996                     1995
                                                                              $                        $
REVENUES
    Trading profit (loss):
         Realized                                                        (9,464,278)             (4,326,538)
         Net change in unrealized                                         4,199,900              (6,370,117)

            Total Trading Results                                        (5,264,378)            (10,696,655)

    Interest Income (DWR)                                                 5,120,541                 843,764

            Total Revenues                                                 (143,837)             (9,852,891)


EXPENSES

    Brokerage commissions (DWR)                                          10,273,703               1,373,812
    Management fees (DWFCM)                                               3,844,588                 577,424
    Transaction fees and costs                                              780,077                 122,374
    Administrative expenses                                                  49,000                  29,000
    Incentive fees (DWFCM)                                                        -                  27,484

            Total Expenses                                               14,947,368               2,130,094

NET LOSS                                                                (15,091,205)            (11,982,985)


NET LOSS ALLOCATION

    Limited Partners                                                    (14,933,404)            (11,852,320)
    General Partner                                                        (157,801)               (130,665)


NET LOSS PER UNIT

    Limited Partners                                                         (69.23)                 (39.19)
    General Partner                                                          (69.23)                 (39.19)


                                      The accompanying footnotes are an integral part
                                              of these financial statements.

                                         DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                                        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                   For the Nine Months Ended September 30, 1996 and 1995
                                                        (Unaudited)




                                                     Units of
                                                    Partnership          Limited            General
                                                     Interest           Partners            Partner            Total
Partners' Capital
   December 31, 1994                                2,969.768         $2,836,167           $77,795            $2,913,962

Offerings of Units                                205,135.863        202,935,863         2,200,000           205,135,863

Net Loss                                                    -        (11,852,320)         (130,665)          (11,982,985)

Redemptions                                          (521.797)          (518,913)                -              (518,913)

Partners' Capital
   September 30, 1995                             207,583.834       $193,400,797        $2,147,130          $195,547,927




Partners' Capital
   December 31, 1995                              207,349.537       $192,029,423        $2,134,341          $194,163,764

Net Loss                                                    -        (14,933,404)         (157,801)          (15,091,205)

Redemptions                                       (19,873.982)       (16,498,367)                -           (16,498,367)

Partners' Capital
   September 30, 1996                             187,475.555       $160,597,652        $1,976,540          $162,574,192











                        The accompanying footnotes are an integral part
                                 of these financial statements.

                                         DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                                                 STATEMENTS OF CASH FLOWS
                                                      (Unaudited)



                                                                       For the Nine Months Ended September 30,

                                                                            1996                     1995
                                                                              $                        $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                (15,091,205)             (11,982,985)
Noncash item included in net loss:
         Net change in unrealized                                        (4,199,900)               6,370,117

    (Increase) decrease in operating assets:
         Interest receivable (DWR)                                          161,032                 (738,001)
         Due from DWR                                                       116,467                    1,986

    Increase (decrease) in operating liabilities:
         Accrued management fee (DWFCM)                                     (72,578)                 512,267
         Accrued brokerage commissions (DWR)                               (341,876)                 155,881
         Administrative expenses payable                                    (17,633)                  10,694
         Accrued transaction fees and costs                                 (32,525)                  28,771

Net cash used for operating activities                                  (19,478,218)              (5,641,270)


CASH FLOWS FROM FINANCING ACTIVITIES

    Offering of Units                                                             -              205,135,863
    Increase in redemptions payable                                       2,030,956                  230,136
    Redemptions of units                                                (16,498,367)                (518,913)


Net cash provided by (used for) financing activities                    (14,467,411)             204,847,086


Net increase (decrease) in cash                                         (33,945,629)             199,205,816

Balance at beginning of period                                          186,577,817                2,521,366

Balance at end of period                                                152,632,188              201,727,182



                                      The accompanying footnotes are an integral part
                                              of these financial statements.

               DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                     NOTES TO FINANCIAL STATEMENTS
                            (UNAUDITED)
The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes, herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10K.

1. Organization
Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures and futures related contracts, including forward contracts on foreign currencies. The general partner is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager who makes all trading decisions for the Partnership is Dean Witter Futures & Currency Management Inc. ("DWFCM"). The General Partner, DWR and DWFCM are wholly-owned subsidiaries of Dean Witter, Discover & Co.


2. Summary of Significant Accounting Policies
Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership are capped at
 .65% per month of adjusted Net Assets as defined in the Limited
Partnership.

              DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)




3.  Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR Management fees and incentive fees (if any) are paid to DWFCM.


4.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                                $
Exchange Traded Contracts
 Financial Futures:
   Commitments to Purchase                 14,174,000
 Commodity Futures:
   Commitments to Purchase                 40,627,000
   Commitments to Sell                     96,215,000
 Foreign Futures:
   Commitments to Purchase                377,882,000
   Commitments to Sell                     19,329,000
Off Exchange Traded Forward
 Currency Contracts
   Commitments to Purchase                359,736,000
   Commitments to Sell                    566,429,000

            DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
            NOTES TO FINANCIAL STATEMENTS - (CONTINUED)



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.


The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $12,161,683 at September 30, 1996. Of this amount $11,512,921 related to exchange-traded futures contracts and $648,762 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through June 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through November 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                 DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                 NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $164,145,109 at September 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)



For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                             Assets      Liabilities
                                               $              $
Exchange-Traded Contracts
  Financial Futures                       166,770,000    155,410,000
  Commodity Futures                       116,120,000     56,546,000
  Foreign Futures                         287,941,000     95,277,000
Off-Exchange-Traded Forward
 Currency Contracts                       505,924,000    559,627,000



5.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter Management Corporation, DWFCM, Dean Witter, Discover
& Co. (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other

               DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



things, that the defendants committed fraud, deceit, mis-representation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.

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

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $15,856,669.
During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the financial futures markets from long Australian, European and Japanese bond futures positions as global interest rate futures prices moved steadily higher between July and September. Additional gains were recorded in the energy markets from long positions in crude, heating and gas oil futures as prices in these markets trended higher throughout the quarter.

Gains were also recorded in metals as a downward move in aluminum futures prices during September resulted in gains from previously established short positions. A portion of the overall gains for the quarter was offset by losses experienced in the agricultural currency and soft commodities markets. In the agricultural markets, losses were recorded as soybean and corn futures prices moved in an inconsistent pattern during most of the quarter. Additional losses were recorded in the currency markets during August from short Australian dollar positions as its value reversed higher relative to the U.S. dollar and other world currencies and from short Japanese yen positions as its value increased sharply during late August. In soft commodities, losses were recorded as a result of trendless movement in cotton and coffee prices throughout most of the quarter. Expenses are not comparable to the prior year period and increased in September 1995 commensurate with the increase in assets traded resulting from additional offering of units in September 1995. Total expenses for the quarter were $4,316,101, resulting in net income of $11,540,568. The value of an individual Unit in the Partnership increased from $807.05 at June 30, 1996 to $867.18 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading losses net interest income were $143,837. During the first nine months, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in soft commodities as a result of choppy price movement in coffee, cotton and cocoa futures during a majority of the first nine months of the year. Additional losses were recorded in the agricultural markets as a result of trendless price movement in soybean products during the first and third quarters of the year. Gains from long corn and wheat futures positions during the second quarter offset a portion of these losses. In financial futures trading, losses were recorded as a result of short-term volatile movement in global stock index futures prices during the first nine months of the year. In interest rate futures, gains experienced during the third quarter from long Australian and European bond futures positions more than offset losses recorded during the first half of the year in U.S. and Japanese interest rate futures. In the currency markets, losses were recorded during February as a result of a sharp and sudden trend reversal in the previous downward move in the value of the Japanese yen and most European currencies, which had resulted in gains during January. Smaller currency losses were recorded from transactions involving the Canadian dollar. Trading gains experienced from transactions involving the German mark relative to the U.S. dollar and other world currencies during April and July helped to mitigate currency losses. A portion of overall losses during the first nine months of the year was offset by gains from short aluminum futures positions as prices declined sharply during September. These gains, coupled with smaller profits from trading gold, more than offset losses experienced in silver and other base metals during the first half of the year. Gains experienced during the third quarter in the energy markets from a strong upward move in heating, gas and crude oil futures prices more than offset losses experienced from trading unleaded gas futures earlier in the year. Expenses are not comparable to the prior year period and increased in September 1995 commensurate with the increase in assets traded resulting from additional offering of units in September 1995. Total expenses for the period were $14,947,368, resulting in a net loss of $15,091,205. The value of an individual Unit in the Partnership decreased from $936.41 at December 31, 1995 to $867.18 at September 30, 1996.

For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995 the Partnership's total trading losses net of interest income were $10,256,129. During the third quarter, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses were recorded in financial futures as global interest rate futures prices experienced choppiness throughout the quarter. As a result of this price volatility, losses were experienced in U.S. Treasury bond, Treasury note and eurodollar futures, as well as in Japanese, Australian and French government bond futures trading. In global stock index futures, a sharp reversal in the downward trend in the Japanese Nikkei Index during July resulted in losses for the Partnership's previously established short Nikkei positions. Additional losses in this complex were recorded in Australian All Ordinaries Index futures as Australian stock prices remained in a short-term volatile range. In agricultural futures trading, net losses were recorded from trading the soybean products and corn as prices remained trendless throughout the quarter. Smaller losses were recorded in each of the energy, metals and soft commodities complexes as prices moved in a trendless pattern for most of the quarter. Trading gains from transactions involving the Japanese yen were recorded during all three months of the quarter as a downward trend in the value of the yen relative to the U.S. dollar was evident until late September. Smaller Partnership gains were recorded in August from transactions involving the British pound as its value declined relative to the U.S. dollar. These gains offset losses experienced due to a sharp reversal in European currency values during late September. Expenses are not comparable to the prior year third quarter and increased commensurate with the increase in assets traded resulting from the additional offering of units in September 1995. Total expenses for the period were $1,902,423, resulting in a net loss of $12,158,552. The value of an individual Unit in the Partnership decreased from $1,038.86 at June 30, 1995 to $942.02 at September 30, 1995.

For the nine months ended September 30, 1995 the Partnership's total trading losses net of interest income were $9,852,891.
During the first three quarters of the year, the Partnership posted a decrease in Net Asset Value per Unit. The most significant losses were recorded in agricultural futures, primarily due to a trendless environment in soybean and corn prices. In other markets, trading losses were experienced in metals futures as precious and base metals prices traded within a short-term volatile
pattern for most of the year.   Losses were also recorded in soft
commodities and energy futures trading due to similar price volatility. Trading gains were recorded in financial futures between February and May as global bond prices trended higher. As a result, gains were recorded in Japanese, U.S., Australian and European interest rate futures. Additional gains within this complex were recorded from long positions in S&P 500 Index futures as domestic stock prices reached record highs throughout the first nine months of the year. Currency trading also helped in offsetting a portion of the Partnership's losses as an upward trend in the Japanese yen and major European currencies versus the U.S. dollar occurred between February and April. This upward trend in these foreign currencies lost momentum during May and June. However, a declining trend in the Japanese yen relative to the U.S. dollar occurred between July and September resulting in net gains for the Partnership's short yen positions during this period. Expenses are not comparable to the prior year period and increased in September 1995 commensurate with the increase in assets traded resulting from the additional offering of units in September 1995. Total expenses for the period were $2,130,094, resulting in a net loss of $11,982,985. The value of an individual Unit in the Partnership decreased from $981.21 at December 31, 1994 to $942.02 at September 30, 1995.

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




                                          Dean Witter Diversified Futures
                                             Fund L.P. (Registrant)

                                          By: Demeter Management Corporation
                                              (General Partner)

November 13, 1996                         By:  /s/ Patti L. Behnke
                                                   Patti L. Behnke
                                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.