Form 10-K/A
period 1997-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LTD PART /
filed 1997-04-22
CIK 941912

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                 FORM 10-K-A

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment of this Form 10K. [ X ]

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

                                          DEAN WITTER DIVERSIFIED FUTURES FUND
                                           LIMITED PARTNERSHIP
                                                  (Registrant)

                                          BY:  Demeter Management Corporation,
                                                  General Partner

March 31, 1997                            BY: /s/ Mark J. Hawley
                                                  Mark J. Hawley, Director and
                                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                     March 31, 1997
            Mark J. Hawley, Director and
              President

    /s/  Richard M. DeMartini                               March 31, 1997
            Richard M. DeMartini, Director
              and Chairman of the Board


    /s/  Lawrence Volpe                                     March 31, 1997
            Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                March 31, 1997
            Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                              March 31, 1997
            Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                              March 31, 1997
            Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                   March 31, 1997
            Robert E. Murray, Director


    /s/  Patti L. Behnke                                    March 31, 1997
            Patti L. Behnke, Chief Financial
              Officer and Principal Accounting
              Officer

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