Form 10-Q
period 1997-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LTD PART /
filed 1997-05-09
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

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

                       March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1997 and 1996
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited)...................5

     Notes to Financial Statements (Unaudited)......... 6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..........12-16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................17-18

Item 6. Exhibits and Reports on Form 8-K..................19



    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               STATEMENTS OF FINANCIAL CONDITION


                                                 March 31,     December 31,
                                                    1997           1996
                                                     $              $
                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                               164,943,807   166,737,088
  Net unrealized gain (loss) on open  contracts       3,471,430       (10,164)

 Total Trading Equity                               168,415,237   166,726,924

Interest receivable (DWR)                               589,440       574,678
Due from DWR                                            279,461             -

 Total Assets                                       169,284,138   167,301,602


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                                 2,276,877     2,811,995
 Accrued brokerage commissions (DWR)                   469,732       208,243
 Accrued management fee (DWFCM)                        441,631       455,428
 Administrative expenses payable                       131,768       106,568
 Accrued transaction fees and costs                     34,695        32,213

 Total Liabilities                                   3,354,703     3,614,447


Partners' Capital

 Limited Partners (167,368.481 and
  177,301.806 Units, respectively)                 163,700,107   161,609,600
 General Partner (2,279.285 Units)                   2,229,328     2,077,555

 Total Partners' Capital                           165,929,435   163,687,155

 Total Liabilities and Partners' Capital           169,284,138   167,301,602


NET ASSET VALUE PER UNIT                                978.08        911.49

        The accompanying footnotes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                For the Quarters Ended March 31,
                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     11,502,267    (20,272,787)
    Net change in unrealized      3,481,594        940,534

      Total Trading Results      14,983,861    (19,332,253)

 Interest Income (DWR)            1,724,246      1,804,781

      Total Revenues             16,708,107    (17,527,472)


EXPENSES

 Brokerage commissions (DWR)      3,050,337      4,198,057
 Management fee (DWFCM)           1,276,057      1,392,828
 Transaction fees and costs         248,792        328,202
 Administrative expenses             43,000         31,000

      Total Expenses              4,618,186      5,950,087

NET INCOME (LOSS)                12,089,921    (23,477,559)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                 11,938,148  (23,219,194)
 General Partner                     151,773     (258,365)


NET INCOME (LOSS) PER UNIT

Limited Partners                       66.59      (113.36)
General Partner                        66.59      (113.36)


        The accompanying footnotes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
   December  31,  1995     207,349.537     $192,029,423   $2,134,341    $194,163,764

Net Loss                             -      (23,219,194)    (258,365)    (23,477,559)

Redemptions                 (3,966.270)      (3,290,660)           -      (3,290,660)

Partners' Capital
  March 31, 1996           203,383.267     $165,519,569   $1,875,976    $167,395,545



Partners' Capital
   December 31, 1996       179,581.091     $161,609,600   $2,077,555    $163,687,155

Net Income                           -       11,938,148      151,773      12,089,921

Redemptions                 (9,933.325)      (9,847,641)          -       (9,847,641)

Partners' Capital
March 31, 1997             169,647.766     $163,700,107   $2,229,328    $165,929,435





         The accompanying footnotes are an integral part of these financial statements.



    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                      For the Quarters Ended March 31,

                                                         1997            1996
                                                          $               $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                                  12,089,921     (23,477,559)
Noncash item included in net income (loss):
   Net change in unrealized                            (3,481,594)       (940,534)

(Increase) decrease in operating assets:
    Interest receivable (DWR)                             (14,762)        143,693
    Due from DWR                                         (279,461)         78,019
Increase (decrease) in operating liabilities:
    Accrued brokerage commissions (DWR)                   261,489        (408,860)
    Accrued management fee (DWFCM)                        (13,797)        (42,053)
    Administrative expenses payable                        25,200         (14,557)
    Accrued transaction fees and costs                      2,482         (38,997)

Net cash provided by (used for) operating activities    8,589,478     (24,700,848)


CASH FLOWS FROM FINANCING ACTIVITIES


Increase (decrease) in redemptions payable              (535,118)       1,618,950
Redemptions of units                                  (9,847,641)      (3,290,660)

Net cash used for financing activities               (10,382,759)      (1,671,710)

Net decrease in cash                                  (1,793,281)      (26,372,558)

Balance at beginning of period                       166,737,088       186,577,817

Balance at end of period                             164,943,807       160,205,259



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

Partnership's December 31, 1996 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Diversified Futures Fund Limited  Partnership  (the

"Partnership") is a limited partnership organized  to  engage  in the  speculative trading of commodity futures and futures related contracts,  including  forward contracts on  foreign  currencies.

The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR").   The trading  manager  is  Dean  Witter

Futures & Currency Management, Inc. ("DWFCM").  Demeter, DWR, and

DWFCM  are all wholly owned subsidiaries of Dean Witter, Discover

& Co. ("DWD").

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading accounts to meet margin requirements as needed.  DWR pays interest  on  these funds based on current 13-week U.S.  Treasury

Bill  rates.  Brokerage expenses incurred by the Partnership  are

paid  to  DWR.   Management and incentive fees  incurred  by  the

Partnership are paid to DWFCM.


3. Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices,  commodities, currencies,  petroleum  and precious  metals.  Futures and forwards represent  contracts  for delayed delivery of an instrument at a specified date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

                                Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures
   Commitments to Sell        746,483,000                  -
 Commodity Futures:
   Commitments to Purchase    120,462,000         28,117,000
   Commitments to Sell         48,278,000         84,112,000
 Foreign Futures:
   Commitments to Purchase     47,778,000         86,391,000
   Commitments to Sell        348,801,000        163,838,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    229,326,000        442,642,000
   Commitments to Sell        399,405,000        573,157,000



A  portion of the amounts indicated as off-balance sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  unrealized gain (loss) on open contracts is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statement of Financial Condition and totaled $3,471,430  and

$(10,164)  at March 31, 1997 and December 31, 1996, respectively.

Of  the $3,471,430 net unrealized gain on open contracts at March

31, 1997, $7,398,891 related to exchange-traded futures contracts and  $(3,927,461) related to off-exchange-traded forward currency

contracts.   Of  the  $(10,164)  net  unrealized  loss  on   open

contracts  at December 31, 1996, $3,667,477 related to  exchange-

traded futures contracts and $(3,677,641) related to off-exchange-

traded forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1997 and December 31, 1996 mature through December 1997

and   June  1997,  respectively.   Off-exchange  traded   forward

currency  contracts held at March 31, 1997 and December 31,  1996

mature  through  May 1997 and February 1997,  respectively.   The

contract  amounts in the above table represent the  Partnership's extent  of  involvement  in  the particular  class  of  financial instrument,  but not the credit risk associated with counterparty non-performance.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The  credit risk associated with these instruments is limited  to

the   amounts  reflected  in  the  partnership's  Statements   of

Financial Condition.


The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission to segregate  from  its own  assets  and for the sole benefit of its commodity  customers all  funds  held  by DWR with respect to exchange-traded  futures contracts  including an amount equal to the net unrealized  gains on  all  open futures contracts, which funds totaled $172,342,698 and  $170,404,565  at  March  31, 1997  and  December  31,  1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


respect  to those off-exchange-traded forward currency contracts,

the   Partnership  is  at  risk  to  the  ability  of  DWR,   the

counterparty on all of such contracts, to perform.


For  the quarter ended March 31, 1997 and the year ended December

31, 1996 the average fair value of financial instruments held for trading purposes was as follows:

                                               March 1997
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                  12,032,000      326,655,000
  Commodity Futures                  73,347,000       57,737,000
  Foreign Futures                   213,384,000      134,899,000
Off-Exchange-Traded Forward
 Currency Contracts                 261,202,000      431,310,000



                                           December 1996
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                 198,372,000       116,558,000
  Commodity Futures                  92,560,000        69,758,000
  Foreign Futures                   282,199,000       109,444,000
Off-Exchange-Traded Forward
 Currency Contracts                 489,931,000       540,039,000

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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including interest  income  were  $16,708,107.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value per Unit.  The most significant  trading  gains

were  recorded  in  the  currency  markets  as  a  result  of   a

strengthening in the value of the U.S. dollar versus the Japanese yen  and  most  major  European  currencies  during  January  and

February.   A  portion of these gains was offset by  losses  from

transactions involving the British pound, as well as the Canadian

and  Australian dollars, during February and March.   Gains  were

also  recorded  in  soft  commodities from  long  coffee  futures positions as prices in this market trended steadily higher during

January  and  February,  before  reversing  lower  during  March.

Additional trading gains were recorded in the metals markets from short gold futures positions as gold prices, which began trending lower  during  late  1996, continued to trend lower  in  January.

Gains  were also recorded from long base metals futures positions as  copper and zinc futures prices increased from late January to

early  March.   Smaller gains were recorded in  the  agricultural

markets from long corn, soybean meal and soybean futures
positions.   A  portion of the Partnership's  overall  gains  was

offset  by short-term volatile price movement in global  interest rate futures.  Smaller losses were recorded in the energy markets

during  January and March.   Total expenses for the  period  were

$4,618,186, generating net income of $12,089,921.  The  value  of an  individual Unit in the Partnership increased from $911.49  at

December 31, 1996 to $978.08 at March 31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996, the Partnership's  total

trading  losses net of interest income were $17,527,472.   During

the first quarter, the Partnership posted a decrease in Net Asset

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

The value of an individual Unit in the Partnership decreased from

$936.41 at December 31, 1995 to $823.05 at March 31, 1996.

                  PART II.   OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, DWFCM,  DWD

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties"), the Partnership, certain limited partnership commodity pools  of  which  Demeter  is the general  partner,  and  certain trading advisors to those pools.  Similar purported class actions were also filed on September 18 and 20, 1996 in the Supreme Court of  the  State of New York, New York County, and on November  14,

1996  in the Superior Court of the State of Delaware, New  Castle

County,  against  the  Dean Witter Parties  and  certain  trading advisors  on  behalf  of all purchasers of interests  in  various limited  partnership commodity pools including  the  Partnership,

sold  by  DWR.  Generally, these complaints allege,  among  other

things,    that   the   defendants   committed   fraud,   deceit,

misrepresentation,  breach  of  fiduciary  duty,  fraudulent  and unfair  business practices, unjust enrichment, and conversion  in connection  with  the sale and operation of the  various  limited

Partnership commodity pools.

The  complaints  seek  unspecified amounts  of  compensatory  and

punitive   damages  and  other  relief.   It  is  possible   that

additional  similar actions may be filed and that, in the  course of  these  actions, other parties could be added  as  defendants.

The  Dean  Witter Parties believe that they have strong  defenses to,  and  they  and the Partnership will vigorously contest,  the

actions.   Although  the ultimate outcome  of  legal  proceedings

cannot  be  predicted  with  certainty,  it  is  the  opinion  of management of the Dean Witter Parties that the resolution of  the actions  will not have a material adverse effect on the financial condition or the results of operations of any of the Dean  Witter

Parties or the Partnership.

Item 6.  Exhibits and Reports on Form 8-K

     A)  Exhibits. - None.

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




                               Dean Witter Diversified Futures
                               Fund L.P. (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May 9, 1997                         By:   /s/  Patti  L.   Behnke
                                               Patti L. Behnke
                                               Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.