Form 10-K/A
period 1996-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND LTD PART /
filed 1997-05-22
CIK 941912

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-K/A
                                                   AMENDMENT

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

         Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests in subsequent peri of the Partnership's
Registration Statement on Form S-1 (File No. 33-90360).

(4) Filed herewith.