Form 10-Q
period 1997-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND LTD PART /
filed 1997-08-08
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-90360

    DEAN  WITTER  DIVERSIFIED  FUTURES FUND  LIMITED  PARTNERSHIP
(Exact name of registrant as specified in its charter)


          Delaware                              13-3461507
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

                       June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months ended June 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................20-21

Item 5. Other Information.................................21

Item 6. Exhibits and Reports on Form 8-K..................22





    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)


ASSETS
Equity in Commodity futures trading accounts:
 Cash                             150,883,840   166,737,088
  Net  unrealized  gain  (loss) on open  contracts        272,566
(10,164)

 Total Trading Equity             151,156,406   166,726,924


 Interest receivable (DWR)             545,304      574,678
      Due      from     DWR                               138,088
-

Total Assets                      151,839,798   167,301,602


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 5,268,851    2,811,995
 Accrued brokerage commissions (DWR)   513,888      208,243
 Accrued management fee (DWFCM)       381,557       455,428
 Administrative expenses payable       118,928      106,568
 Accrued transaction fees and costs       31,683     32,213

 Total Liabilities                   6,314,907    3,614,447


Partners' Capital

 Limited Partners (156,871.872 and
  177,301.806 Units, respectively)143,440,755   161,609,600
 General Partner (2,279.285 Units)    2,084,136   2,077,555

 Total Partners' Capital          145,524,891   163,687,155

 Total Liabilities and Partners' Capital151,839,798 167,301,602

NET ASSET VALUE PER UNIT               914.38           911.49

        The accompanying footnotes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                 For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    (4,911,492)   7,916,841
    Net change in unrealized     (3,198,864)  (8,103,617)

      Total Trading Results      (8,110,356)   (186,776)

    Interest Income (DWR)        1,679,013    1,713,740

      Total Revenues            (6,431,343)      1,526,964


EXPENSES

    Brokerage commissions (DWR)  2,863,537     3,157,625
    Management fees (DWFCM)      1,184,231    1,263,640
    Transaction fees and costs     226,971       250,913
    Administrative expenses         50,000                 9,000

      Total Expenses             4,324,739     4,681,178

NET LOSS                        (10,756,082)    (3,154,214)


NET LOSS ALLOCATION

    Limited Partners            (10,610,890)  (3,117,734)
    General Partner                (145,192)     (36,480)


NET LOSS PER UNIT

    Limited Partners                 (63.70)      (16.00)
    General Partner                  (63.70)      (16.00)


        The accompanying footnotes are an integral part of these financial statements.


    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       6,590,775   (12,355,946)
    Net change in unrealized         282,730  (7,163,083)

      Total Trading Results        6,873,505 (19,519,029)

    Interest Income (DWR)         3,403,259     3,518,521

      Total Revenues              10,276,764   (16,000,508)


EXPENSES

    Brokerage commissions (DWR)   5,913,874   7,355,683
    Management fees (DWFCM)       2,460,288   2,656,468
    Transaction fees and costs      475,763         579,114
    Administrative fees              93,000           40,000

      Total Expenses              8,942,925     10,631,265

NET INCOME (LOSS)                 1,333,839      (26,631,773)


NET INCOME (LOSS) ALLOCATION

    Limited Partners               1,327,258 (26,336,928)
    General Partner                    6,581   (294,845)


NET INCOME (LOSS) PER UNIT

    Limited Partners                    2.89     (129.36)
    General Partner                     2.89     (129.36)



        The accompanying footnotes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
   December   31,   1995     207,349.537             $192,029,423
$2,134,341                       $194,163,764

Net     Loss                          -              (26,336,928)
(294,845)                        (26,631,773)

Redemptions              (12,513.890)                (10,289,983)
-                                  (10,289,983)

Partners' Capital
   June   30,   1996         194,835.647             $155,402,512
$1,839,496                       $157,242,008




Partners' Capital
   December   31,   1996    179,581.091              $161,609,600
$2,077,555                       $163,687,155

Net     Income                        -                 1,327,258
6,581                            1,333,839
Redemptions             (20,429.934)                 (19,496,103)
-                                    (19,496,103)

Partners' Capital
   June   30,   1997       159,151.157               $143,440,755
$2,084,136                       $145,524,891





         The accompanying footnotes are an integral part of these financial statements.


    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
       Net       income      (loss)                     1,333,839
(26,631,773)
 Noncash item included in net income (loss):
      Net  change  in  unrealized        (282,730)
7,163,083

 (Increase) decrease in operating assets:
    Interest receivable (DWR)        29,374              133,826
    Due from DWR                    (138,088)            257,457

 Increase (decrease) in operating liabilities:
      Accrued  brokerage  commissions  (DWR)  305,645
<446,090)
    Accrued management fee (DWFCM)  (73,871)             (54,296)
        Administrative    expenses    payable              12,360
(5,557)
       Accrued    transaction   fees   and   costs          (530)
(7,237)

  Net  cash  provided by (used for) operating activities1,185,999
(19,590,587)


CASH FLOWS FROM FINANCING ACTIVITIES


      Increase      in     redemptions     payable      2,456,856
3,972,292
      Redemptions      of      units                 (19,496,103)
(10,289,983)

    Net    cash   used   for   financing   activities(17,039,247)
(6,317,691)


   Net  decrease  in  cash            (15,853,248)
<25,908,278)

     Balance     at     beginning    of    period     166,737,088
186,577,817

     Balance     at     end    of    period           150,883,840
160,669,539


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

Partnership's December 31, 1996 Annual Report on Form 10-K.


1. Organization

Dean  Witter  Diversified Futures Fund Limited  Partnership  (the

"Partnership") is a limited partnership organized  to  engage  in the  speculative trading of commodity futures and futures related contracts,  including  forward contracts  on  foreign  currencies

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker  is  Dean Witter Reynolds  Inc.  ("DWR").   The

trading  manager  is  Dean Witter Futures & Currency  Management,

Inc.  ("DWFCM").   Demeter, DWR and DWFCM are  all  wholly  owned

subsidiaries  of  Morgan  Stanley, Dean Witter,  Discover  &  Co.

("MSDWD").


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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996, open contracts were:


                               Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $

Exchange-Traded-Contracts
 Financial Futures:
   Commitments to Purchase    218,346,000                 -
   Commitments to Sell                  -                  -
 Commodity Futures:
   Commitments to Purchase     45,444,000         28,117,000
   Commitments to Sell        154,557,000         84,112,000
 Foreign Futures:
   Commitments to Purchase    324,516,000         86,391,000
   Commitments to Sell        142,876,000        163,838,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    302,146,000        442,642,000
   Commitments to Sell        323,208,000        573,157,000

A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in Commodity futures trading accounts"

on the Statements of Financial Condition and totaled $272,566 and

$(10,164)  at  June 30, 1997 and December 31, 1996, respectively.

Of the $272,566 net unrealized gain on open contracts at June 30,

1997, $2,160,533 related to exchange-traded futures contracts and

$(1,887,967)  related  to  off-exchange-traded  forward  currency contracts.  Of the $10,164 net unrealized loss on open  contracts at  December  31,  1996,  $3,667,477 related  to  exchange-traded futures contracts and $(3,677,641) related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30,  1997 and December 31, 1996 mature through December 1997  and

June  1997,  respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1997 and  December

31,   1996   mature  through  August  1997  and  February   1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of financial instrument, but not the credit risk associated with

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded-futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers  all  funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$153,044,373  and $170,404,565 at June 30, 1997 and December  31,

1996,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of DWR, the counterparty on all such contracts,  to perform.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                 40,012,000      290,954,000
  Commodity Futures                 60,908,000       75,328,000
  Foreign Futures                  186,125,000      125,268,000
Off-Exchange-Traded Forward
 Currency Contracts                263,686,000      374,807,000


                                        December 31, 1996
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



4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform certain services relating to the Partnership's futures

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION        AND RESULTS OF OPERATIONS

Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its futures interests and  result  in restrictions on redemptions. However, since the commencement of trading by the Partnership, there has never been a time when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of the Limited Partners, it is not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended  June 30, 1997 the  Partnership's  total

trading  losses  net of interest income were $6,431,343.   During

the  second quarter, the Partnership posted a loss in  Net  Asset

Value
per  Unit.  Losses were recorded in the financial futures markets during  April from short positions in U.S. interest rate  futures as prices moved higher late in the month.  This upward price move resulted  in  the  Partnership establishing new  long  positions,

which  recorded additional losses in May as prices  finished  the month lower.  Smaller losses were recorded as a result of similar choppy  price  movement in European interest rate futures  during

April and May.  A portion of these losses was offset in June from long  global  interest rate and stock index futures positions  as prices  in these markets moved higher.  Trading losses were  also recorded in the energy and metals markets as oil and gas  prices,

as  well  as  base  metals  prices, moved  in  a  choppy  pattern

throughout  a  majority  of  the quarter.   Smaller  losses  were

recorded  in  the  currency markets as gains experienced  from  a strengthening in the value of the U.S. dollar versus the Japanese yen  during  April were more than offset by losses recorded  from transactions  involving  the Swiss franc  during  June  and  from transactions  involving  the Canadian dollar  and  British  pound during  May.  A portion of the Partnership's overall  losses  for the  quarter  was  offset by gains experienced from  long  coffee futures  positions as coffee prices trended higher  during  April

and  May.   Gains  recorded from short soybean and  corn  futures

positions,  as prices in these markets moved lower  during  June,

also  helped  to  mitigate  losses  during  the  quarter.   Total

expenses for the quarter were $4,324,739, resulting in a net loss

of   $10,756,082.   The  value  of  an  individual  Unit  in  the

Partnership decreased from $978.08 at March 31, 1997  to  $914.38 at June 30, 1997.

For  the  six months ended June 30, 1997 the Partnership's  total trading  revenues  including interest  income  were  $10,276,764.

During  the first six months, the Partnership posted an  increase in  Net Asset Value per Unit.  The most significant trading gains

were  recorded  in  the  currency  markets  as  a  result  of   a

strengthening in the value of the U.S. dollar during  the  period

January  through April.  A portion of these gains was  offset  by losses from transactions involving the British pound and Canadian dollar  during February, March and May.  Gains were also recorded in  soft commodities from long coffee futures positions as coffee prices  trended steadily higher during January and  February  and again during April and May.  Trading gains were also recorded  in the  agricultural markets from trading soybean and corn  futures.

A  majority of the Partnership's overall gains for the first half of the year were offset by losses in global interest rate futures as  prices in these markets moved in a short-term volatile  range during  the  period January to April.  Losses were also  recorded fromt trading energy futures during the second quarter as oil and gas  prices  moved without consistent direction.  Smaller  losses were recorded in metals as gains recorded from short gold futures positions during January were more than offset by losses in  base metals futures trading during the second quarter.  Total expenses for  the  period  were $8,942,925, resulting  in  net  income  of

$1,333,839.   The value of an individual Unit in the  Partnership

increased  from $911.49 at December 31, 1996 to $914.38  at  June

30, 1997.

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

quarter  were $4,681,178, resulting in a net loss of  $3,154,214.

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

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold by DWR.  Named defendants include DWR, Demeter, DWFCM, MSDWD

(all  such  parties  referred to hereafter as  the  "Dean  Witter

Parties"), the Partnership, certain limited partnership commodity pools  of  which  Demeter  is the general  partner,  and  certain

trading  advisors  to  those  pools.   On  June  16,  1997,   the

plaintiffs  in  the  above actions filed a  consolidated  amended

complaint.   Similar purported class actions were also  filed  on

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

Partnership.




Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                             Dean Witter Diversified Futures
                                 Fund     Limited     Partnership
(Registrant)

                             By: Demeter Management Corporation
                                (General Partner)

August   8,   1997                 By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                      Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.