Form 10-Q
period 1997-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 1997-11-07
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

                     September 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1997
     (Unaudited) and December 31, 1996.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1997 and 1996
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)......... 7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-20

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................21-22

Item 5. Other Information.................................22

Item 6. Exhibits and Reports on Form 8-K..................23








           DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                                September 30,   December 31,
                                                    1997           1996
                                                     $              $
                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                               139,549,772  166,737,088
 Net unrealized gain (loss) on  open   contracts      7,275,895     (10,164)

 Total Trading Equity                               146,825,667  166,726,924

 Interest receivable (DWR)                              509,204      574,678
    Due  from  DWR                                       49,418            -
 Total Assets                                       147,384,289  167,301,602


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                                 2,605,612    2,811,995
 Accrued management fee (DWFCM)                        355,773      455,428
 Accrued brokerage commissions (DWR)                   342,938      208,243
 Administrative expenses payable                       155,517      106,568
 Accrued transaction fees and costs                     27,323       32,213

 Total Liabilities                                   3,487,163    3,614,447


Partners' Capital

 Limited Partners (147,650.508 and
  177,301.806 Units, respectively)                 141,709,552    161,609,600
 General Partner (2,279.285 Units)                   2,187,574     2,077,555

 Total Partners' Capital                           143,897,126    163,687,155

 Total Liabilities and Partners' Capital           147,384,289    167,301,602


NET ASSET VALUE PER UNIT                                959.76        911.49


        The accompanying footnotes are an integral part of these financial statements.

           DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                           1997            1996
                                             $            $
REVENUES
 Trading profit:
       Realized                           2,501,495      2,891,666
Net change in unrealized                  7,003,329   11,362,983

      Total Trading Results               9,504,824  14,254,649

 Interest Income (DWR)                    1,572,409     1,602,020

      Total Revenues                     11,077,233   15,856,669


EXPENSES

   Brokerage   commissions  (DWR)         2,477,991     2,918,020
Management   fees   (DWFCM)              1,098,735      1,188,119
Transaction   fees   and  costs             208,337       200,962
Administrative expenses                     51,000          9,000

      Total Expenses                     3,836,063   4,316,101

NET INCOME                               7,241,170  11,540,568


NET INCOME ALLOCATION

    Limited   Partners                    7,137,732    11,403,524
General Partner                             103,438      137,044

NET INCOME PER UNIT

Limited Partners                              45.38         60.13
General Partner                               45.38         60.13


        The accompanying footnotes are an integral part of these financial statements.


           DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                          9,092,269    (9,464,278)
Net change in unrealized           7,286,059   4,199,900

      Total Trading Results       16,378,328  (5,264,378)

 Interest Income (DWR)            4,975,667    5,120,541

      Total Revenues             21,353,995     (143,837)


EXPENSES

 Brokerage commissions (DWR)       8,391,865 10,273,703
 Management fees (DWFCM)           3,559,022  3,844,588
 Transaction fees and costs         684,099     780,077
 Administrative expenses            144,000       49,000


      Total Expenses              12,778,986 14,947,368

NET INCOME (LOSS)                  8,575,009  (15,091,205)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                  8,464,990 (14,933,404)
 General Partner                     110,019    (157,801)


NET INCOME (LOSS) PER UNIT

 Limited Partners                      48.27      (69.23)
 General Partner                      48.27       (69.23)



        The accompanying footnotes are an integral part of these financial statements.

           DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
 December 31, 1995  207,349.537     $192,029,423    2,134,341   $194,163,764

Net Loss                       -     (14,933,404)    (157,801)   (15,091,205)

Redemptions          (19,873.982)    (16,498,367)          -     (16,498,367)

Partners' Capital
 September 30, 1996  187,475.555    $160,597,652   $1,976,540   $162,574,192





Partners' Capital
 December 31, 1996  179,581.091     $161,609,600   $2,077,555    $163,687,155

Net Income                    -        8,464,990     110,019        8,575,009

Redemptions          (29,651.298)    (28,365,038)          -      (28,365,038)

Partners' Capital
 September 30, 1997  149,929.793    $141,709,552   $2,187,574     $143,897,126








         The accompanying footnotes are an integral part of these financial statements.


           DEAN WITTER DIVERSIFIED FUTURES FUND L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                  8,575,009         (15,091,205)
Noncash item included in net income (loss):
 Net change in unrealized             (7,286,059)         (4,199,900)

(Increase) decrease in operating assets:
    Interest receivable (DWR)        65,474              161,032
    Due from DWR                     (49,418)            116,467

Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)      (99,655)         (72,578)
    Accrued brokerage commissions (DWR)  (134,695)      (341,876)
    Administrative expenses payable        48,949        (17,633)
    Accrued transaction fees and costs     (4,890)        (32,525)

Net  cash provided by (used for) operating activities   1,384,105 (19,478,218)


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in redemptions payable    (206,383)   2,030,956
   Redemptions  of  units                     (28,365,038) (16,498,367)


Net cash used for financing activities        (28,571,421) <14,467,411)

Net   decrease  in  cash                      (27,187,316) (33,945,629)

Balance at beginning of period                166,737,088  186,577,817

Balance at end of period                      139,549,772  152,632,188



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

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker for most of the Partnership's  transactions  is

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

Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition period of about four months, DWR will continue to

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


perform  certain  services relating to the Partnership's  futures trading including clearance.  After such transaction period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.


2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996, open contracts were:

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                               Contract or Notional Amount
                            September 30, 1997      December  31,
1996                                       $                   $
Exchange-Traded-Contracts
 Financial Futures:
   Commitments to Purchase       5,324,000                 -
   Commitments to Sell                   -                 -
 Commodity Futures:
   Commitments to Purchase      81,363,000        28,117,000
   Commitments to Sell          60,617,000        84,112,000
 Foreign Futures:
   Commitments to Purchase     228,880,000        86,391,000
   Commitments to Sell          65,269,000       163,838,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     278,256,000       442,642,000
   Commitments to Sell         275,115,000       573,157,000




A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in Commodity futures trading accounts"

on  the  Statements of Financial Condition and totaled $7,275,895 and  $(10,164)  at  September 30, 1997  and  December  31,  1996,

respectively.   Of  the $7,275,895 net unrealized  gain  on  open

contracts  at September 30, 1997, $4,492,936 related to exchange-

traded futures contracts and $2,782,959 related to off-exchange-

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



traded forward currency contracts.  Of the $10,164 net unrealized loss  on  open contracts at December 31, 1996, $3,667,477 related to  exchange-traded futures contracts and $(3,677,641) related to off-exchange-traded forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1997 and December 31, 1996 mature through  December

1998  and  June 1997, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1997 and  December  31, 1996 mature through January 1998 and  February

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



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded-futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




its  own  assets  and  for  the sole  benefit  of  its  commodity customers  all  funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$144,013,245 and $170,404,565 at September 30, 1997 and  December

31,  1996,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the ability of Carr, the sole counterparty on all such contracts,

to   perform.   Carr's  parent,  Credit  Agricole  Indosuez,  has

guaranteed Carr's obligations to the Partnership.




For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                       September 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                 51,824,000      203,668,000
  Commodity Futures                 60,285,000       73,082,000
  Foreign Futures                  185,189,000      114,331,000
Off-Exchange-Traded Forward
 Currency Contracts                270,314,000      395,392,000

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



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

Item   2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF   FINANCIAL
CONDITION        AND RESULTS OF OPERATIONS


Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading revenues including interest income were $11,077,233.

During  the third quarter, the Partnership posted a gain  in  Net

Asset  Value per Unit.  The most significant gains were  recorded in  financial futures due primarily to an upward trend in  global

interest rate futures prices during July and September.   Smaller

profits  were recorded in global stock index futures  from  short

Nikkei  Index  futures  during  the  quarter.   In  the  currency

markets,  gains were recorded during July from short German  mark positions  as the value of the U.S. dollar increased  versus  the

German  mark.   During  August, the  value  of  the  German  mark

increased  versus the U.S. dollar, resulting in  losses  for  the

Partnership. This upward price move resulted in new  long  German mark  positions,  which  profited  during  September.  Additional currency  gains  were  recorded from transactions  involving  the

Malaysian  ringgit,  Australian  dollar  and  Swedish  krona.   A

portion  of these currency gains was offset by losses experienced from  transactions involving the British pound and Japanese  yen.

In  the energy markets, gains were recorded from long natural gas

positions  as  prices increased during August and September.   In

metals,  gains were recorded from long zinc futures  during  July and  long silver futures positions during September.  Gains  were also  recorded from short copper futures positions during  August and  September.  Trading losses in aluminum futures during August

offset  a  portion  of  these gains.   In  soft  commodities  and

agricultural markets, losses were recorded as a result of  short-

term volatile price movement in a majority of the markets traded,

particularly, cocoa, cotton and corn futures.  Total expenses for the quarter were $3,836,063, resulting in net income of

$7,241,170.   The value of an individual Unit in the  Partnership

increased  from $914.38 at June 30, 1997 to $959.76 at  September

30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's

total   trading   revenues   including   interest   income   were

$21,353,995.  During  the  first  three-quarters  of  year,   the

Partnership posted a gain in Net Asset Value per Unit.  The  most significant  trading gains were recorded in the currency  markets as  a  result of a strengthening in the value of the U.S.  dollar relative  to  most  major currencies during  the  period  January

through  April.   Additional currency gains were recorded  during

the  third  quarter from transactions involving the German  mark,

Malaysian  ringgit,  Swedish  krona  and  Australian  dollar.   A

portion  of  these  gains was offset by losses from  transactions involving  the British pound and Canadian dollar during February,

March  and  May.  In metals, gains experienced  from  short  gold futures  positions  in January and July from  long  zinc  futures positions  in July and long silver futures positions in September more  than offset losses recorded from base metals futures during

the  second  quarter.    A  portion of the Partnership's  overall

gains  for the first nine months of the year was offset by losses from  trading energy futures as oil and gas prices moved  without consistent  direction for a majority of the year.  One  exception in  the  energy  complex  was natural gas futures  prices,  which increased during the third quarter, thus resulting in gains  from

long  positions.   In  soft  commodities,  losses  recorded  from

trading
cocoa,  cotton and sugar futures during the third quarter  offset profits  recorded  during the first half of the  year  from  long coffee  futures positions.  In agricultural markets, losses  were recorded  from trading corn futures during the third quarter  and

soybean  oil  during  the first half of the year.   In  financial

futures, trading gains recorded from short Nikkei Index and  long global  interest rate futures during the third quarter more  than offset the losses experienced in global interest rate futures  as a  result  of short-term price volatility during the  first  four

months  of  the  year.   Total  expenses  for  the  period   were

$12,778,986, resulting in net income of $8,575,009.  The value of an  individual Unit in the Partnership increased from $911.49  at

December 31, 1996 to $959.76 at September 30, 1997.



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

30, 1996.



For  the  nine months ended September 30, 1996, the Partnership's total  trading  losses  net  of interest  income  were  $143,837.

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


          (B)  Reports on Form 8-K - None.

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




                               Dean Witter Diversified Futures
                                   Fund    Limited    Partnership
(Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   7,  1997                By:   /s/  Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.