Form 10-K
period 1997-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 1998-03-31
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report pursuant to Section 13  or  15  (d)  of  the
Securities Exchange Act of 1934
[No Fee Required]
For the fiscal year ended December 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934 [No Fee Required]
For the transition period from ___________to_______________
Commission File Number 33-90360

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

(Exact name of registrant as specified in its Limited Partnership
                           Agreement)

            DELAWARE                                          13-
3461507
(State          or         other         jurisdiction          of
(I.R.S. Employer
             incorporation            of            organization)
Identification No.)

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

             Units of Limited Partnership Interest

                        (Title of Class)


                        (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X      No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $140,523,351.58 at January 31, 1998.


              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

  DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997
Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . .  .  .
1

Part I .

  Item 1. Business. . . . . . . . . . . . . . . . . . . . . . .  2-5

  Item 2. Properties. . . . . . . . . . . . . . . . . . . . . .    5

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . . .  5-7

  Item 4. Submission of Matters to a Vote of Security Holders . .  7

Part II.
  Item 5. Market for the Registrant's Partnership Units and
          Related Security Holder Matters . . . . . . . . . .  . . 8

  Item 6. Selected Financial Data . . . . . . . . . . . . . .  . . 9

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . .   10-17

  Item 8. Financial Statements and Supplementary Data. . . .  .   17

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .  .   18

Part III.

  Item10. Directors, Executive Officers, Promoters and
          Control Persons of the Registrant . . . . . . . . .  19-24

  Item11. Executive Compensation . . . . . . . . . . . . . .  .   24

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .  .   24

  Item13. Certain Relationships and Related Transactions . .   24-25

Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . .  .    26

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


          Documents Incorporated                          Part of Form
10-K
     Partnership's Registration Statement                   I and IV
                                             on Form S-1, File No. 33-
90360

     Partnership's Registration Statement
     on Form S-1, File No. 33-95624                   I

                                              December 31, 1997 Annual
Report                        II and IV
     for the Dean Witter Diversified
     Futures Fund Limited Partnership










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

Reynolds Inc.

("DWR").  Both DWR and Demeter are wholly-owned subsidiaries of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

      Through  July 31, 1997, the sole commodity broker  for

the  Partnership's transactions was DWR.  On July 31,  1997,

DWR  closed  the sale of its institutional futures  business and  foreign  currency trading operations to  Carr  Futures,

Inc.  ("Carr"),  a  subsidiary of Credit Agricole  Indosuez.

Following  the  sale,  Carr became  the  clearing  commodity broker  for  the  Partnership's futures and futures  options trades  and  the  counterparty on the Partnership's  foreign currency  trades.  DWR serves as the non-clearing  commodity broker for the Partnerships with Carr providing all clearing services for the Partnerships' transactions.

      The  Partnership's net asset value  per  unit,  as  of

December 31, 1997, was $1,020.54 representing an increase of

11.96  percent from the net asset value per unit of  $911.49 at  December  31, 1996.  For a more detailed description  of the Partnership's business, see subparagraph (c).

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

Currency   Management   Inc.   ("DWFCM"),   a   wholly-owned

subsidiary  of  MSDWD and an affiliate of DWR  and  Demeter.

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

Incorporated by Reference" Page 1), set forth below:

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 2-10).

     2.  Commodity Markets         2.  "The Futures, Options
and
                                         Forwards   Markets"
(Pages
                                      55-60).

     3.  Partnership's  Commodity   3.   "Trading  Policies"
(Pages
       Trading Arrangements and       52-53) "The Trading
        Policies                        Advisor" (Pages  42-
51).

     4.  Management  of  the  Part-    4.   "The  Management
Agreement"
        nership                        (Pages  54-55).  "The
General
                                      Partner" (Pages 37-39)
                                          "The     Commodity
Broker"                                           (Pages 53-
54),  and "The                                       Limited
Partnership
Agreement" (Pages
                                      61-65).

     5.  Taxation  of  the Partner-  5.   "Material  Federal
Income
         ship's Limited Partners      Tax Consideration" and
"State   and  Local  Income  Tax                    Aspects"
(Pages 69-77).

     (d)   Financial Information About Foreign and  Domestic
Operations and           Export Sales.

      The  Partnership has not engaged in any operations  in

foreign  countries;  however, the Partnership  (through  the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades  in futures interests on foreign exchanges.

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

Item 3.  LEGAL PROCEEDINGS

      On  September 6, 10, and 20, 1996, and  on  March  13,

1997,  similar  purported class actions were  filed  in  the

Superior  Court of the State of California,  County  of  Los

Angeles, on behalf of all purchasers of interest in  limited partnership  commodity pools sold by DWR.  Named  defendants

include  DWR.   Demeter,  DWFCM, MSDWD,  (all  such  parties

referred  to  hereafter as the "Dean Witter  Parties"),  the

Partnership,  certain  other limited  partnership  commodity pools  of which Demeter is the general partner, and  certain trading  advisors  to those pools.  On June  16,  1997,  the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants

committed   fraud,   deceit,  negligent   misrepresentation,

various  violations  of  the California  Corporations  Code,

intentional and negligent breach of
fiduciary  duty,  fraudulent and unfair business  practices,

unjust  enrichment, and conversion in the sale and operation

of   the   various  limited  partnerships  commodity  pools.

Similar purported class actions were also filed on September

18  and  20, 1996, in the Supreme Court of the State of  New

York,  New  York  County, and on November 14,  1996  in  the

Superior Court of the State of Delaware, New Castle  County,

against the Dean Witter Parties and certain trading advisors on  behalf of all purchasers of interests in various limited partnership commodity pools including the Partnership,  sold by  DWR. A consolidated and amended complaint in the  action pending  in the Supreme Court of the State of New  York  was filed  on  August  13,  1997, alleging that  the  defendants committed  fraud,  breach of fiduciary duty,  and  negligent misrepresentation in the sale and operation of  the  various limited partnership commodity pools.  On December 16,  1997,

upon  motion  of the plaintiffs, the action pending  in  the

Superior  Court  of  the State of Delaware  was  voluntarily

dismissed   without   prejudice.     The   complaints   seek

unspecified amounts of compensatory and punitive damages and

other  relief.   It  is  possible  that  additional  similar

actions  may  be  filed and that, in  the  course  of  these

actions,  other  parties could be added as defendants.   The

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

                          PART II


Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED
         SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 14,033.  No distributions have  been  made  by the  Partnership since it commenced operations on April  14,

1988.    Demeter   has  sole  discretion  to   decide   what

distributions,  if any, shall be made to  investors  in  the

Partnership.   No  determination has yet  been  made  as  to

future distributions.

Item 6.  SELECTED FINANCIAL DATA (in dollars)








                              For the Years Ended December 31,
                            1997        1996          1995        1994
1993


Total Revenues
(including interest)33,683,534   12,331,871     (4,886,349) 849,5081,005,4
25


Net Income (Loss)      17,349,458   (6,535,424)   (13,153,506)     313,523 297,550


Net Income (Loss)
Per Unit (Limited
& General Partners)       109.05            (24.92)        (44.80)   69.98 56.83


Total Assets         148,972,658       167,301,602   195,491,703 2,973,987 4,823,939


Total Limited
Partners' Capital    143,225,512  161,609,600   192,029,423      2,836,167 4,587,461


Net Asset Value Per
Unit of Limited
Partnership Interest   1,020.54           911.49     936.41         981.21 911.23









Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
         RESULTS OF OPERATIONS

      Liquidity.  The Partnership's assets are deposited  in

separate  commodity interest trading accounts with  DWR  and

Carr, the commodity brokers, and are used by the Partnership as  margin to engage in commodity futures, forward contracts and  other  commodity interest trading.  DWR and  Carr  hold

such   assets  in  either  designated  depositories  or   in

securities   approved  by  the  Commodity  Futures   Trading

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

      Credit  Risk. In addition to market risk, in  entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.  The ultimate counterparty of a Partnership for futures  contracts  traded in the  United  States  and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing its members.  In cases where a Partnership  trades on  a foreign exchange where the clearinghouse is not funded or  guaranteed by the membership or where the exchange is  a

"principals'   market"   in   which   performance   is   the

responsibility of the exchange member and not the exchange or a clearinghouse, or when a Partnership enters into off-

exchange contracts with a counterparty, the sole recourse of the  Partnership  will  be the clearinghouse,  the  exchange member  or  the off-exchange contract counterparty,  as  the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations to  the  Partnership, and the Partnership is not indemnified against  a default by such parties from Demeter or MSDWD  or

DWR.   Further, the law is unclear as to whether a commodity

broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

member   default  on  trades  effected  for   the   broker's

customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

       Demeter  deals  with  these  credit  risks   of   the

partnerships  in  several  ways.  First,  it  monitors  each partnership's credit exposure to each exchange  on  a  daily basis,  calculating not only the amount of  margin  required for  it but also the amount of its unrealized gains at  each

exchange,  if  any.   The  Commodity  Brokers  inform   each

partnership, as with all their customers, of its net  margin requirements for all its existing open positions, but do not break  that net figure down, exchange by exchange.  Demeter,

however, has installed a system which permits it to monitor each partnership's potential margin liability,

exchange  by exchange.  Demeter is then able to monitor  the individual  partnership's potential net credit  exposure  to each exchange by adding the unrealized trading gains on that exchange,  if  any,  to the partnership's  margin  liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

options and forward contracts) in each
partnership's  account.   As of December  31,  1997,  Credit

Agricole Indosuez' total capital was over $3.25 billion  and it is currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.  At the date of this filing, the  partnerships deal  only  with  Carr  as  their  counterparty  on  forward contracts.  The guarantee by Carr's parent, discussed above,

covers these forward contracts.

      See  "Financial Instruments" under Notes to  Financial

Statements  in  the  Partnership's  1997  Annual  Report  to

Partners, incorporated by reference in this Form 10-K.

      Capital Resources.  The Partnership does not have, nor

does it expect to have, any capital assets.  Redemptions  of additional  Units  of Limited Partnership  Interest  in  the future  will  affect  the  amount  of  funds  available  for investments  in subsequent periods.  As redemptions  are  at the  discretion of Limited Partners, it is not  possible  to estimate  the  amount and therefore, the  impact  of  future redemptions.

      Results  of Operations. As of December 31,  1997,  the

Partnership's total capital was $145,551.623, a decrease  of

$18,135,532   from  the  Partnership's  total   capital   of

$163,687,155, at December 31, 1996.  For
the  year ended December 31, 1997, the Partnership generated net  income of $17,349,458  and total redemptions aggregated

$35,484,990.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues  including  interest  income   were

$33,683,534.  The Partnership's total expenses for the  year were  $16,334,076, resulting in net income  of  $17,349,458.

The value of an individual unit in the Partnership increased from  $911.49 at December 31, 1996 to $1,020.54 at  December

31, 1997.

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

Expenses  are not comparable to the prior years commensurate with  the  increase  in  assets traded  resulting  from  the offering  of additional Units in September 1995.  The  value of  an  individual  unit in the Partnership  decreased  from

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

For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

Annual Report to Partners, incorporated

by  reference in this Form 10-K. The Partnership's gains and losses are

allocated   among  its  Limited  Partners  for  income   tax

purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information required by this Item appears in  the

attached  1997 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.

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

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and is an affiliate of DWR.  MSDWD, DWR and Demeter may each be  deemed  to  be  "promoters" and/or  a  "parent"  of  the

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

DWR  is  a  member firm of the New York Stock Exchange,  the

American Stock Exchange, the Chicago Board Options Exchange,

and other major securities exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity.  As of

December  31, 1997, DWR is servicing its clients  through  a

network   of   approximately   401   branch   offices   with

approximately 10,155 account executives servicing individual and institutional client accounts.


Directors and Officers of the General Partner

      The  directors and officers of Demeter as of  December

31, 1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of  the

Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

Chairman of the Board and a Director of Dean Witter  Futures

&  Currency  Management Inc. ("DWFCM").   Mr.  DeMartini  is

president  and chief operating officer of MSDWD's Individual

Asset  Management Group.  He was named to this  position  in

May of 1997 and is responsible for Dean Witter InterCapital,

Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

Morgan

Stanley  retail  funds.  Mr. DeMartini has  been  with  Dean

Witter  his  entire career, joining the firm in 1975  as  an account  executive.  He served as a branch manager, regional director and national sales director, before being appointed president  and  chief operating officer of the  Dean  Witter

Consumer Markets.  In 1988 he was named president and  chief operating officer of Sears' Consumer Banking Division and in

January 1989 he became president and chief operating officer

of  Dean  Witter  Capital.   Mr.  DeMartini  has  served  as

chairman  of the board of the Nasdaq Stock Market, Inc.  and vice  chairman  of the board of the National Association  of

Securities  Dealers, Inc.  A native of  San  Francisco,  Mr.

DeMartini  holds a bachelor's degree in marketing  from  San

Diego State University.

      Mark J. Hawley, age 54, is President and a Director of

Demeter.   Mr.  Hawley is also President and a  Director  of

DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

in charge of institutional block trading for the Mid-West at

Kuhn Loeb & Company.

      Lawrence  Volpe, age 50, is a Director of Demeter  and

DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

Controller  in  September 1983, and  currently  holds  those

positions.   From  July  1979  to  September  1983,  he  was

associated with E.F. Hutton & Company Inc. and prior to  his departure,  held the positions of First Vice  President  and

Assistant  Controller.   From 1970  to  July  1979,  he  was

associated  with  Arthur Anderson & Co.  and  prior  to  his departure served as audit manager in the financial  services division.

      Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

division  through  1997.   He is  currently  Executive  Vice

President  and Director of the Operations Division  of  DWR.

From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

Inc.

      Edward  C.  Oelsner, III, age 55,  is  a  Director  of

Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

President and head of the Product Development Group at  Dean

Witter  InterCapital Inc., an affiliate of DWR.  Mr. Oelsner

joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the  DWR  Retail Products Group.  Prior to joining DWR,  Mr.

Oelsner held positions at The First

Boston   Corporation  as  a  member  of  the  Research   and

Investment  Banking  Departments from  1967  to  1981.   Mr.

Oelsner  received  his M.B.A. in Finance from  the  Columbia

University Graduate School of Business in 1966 and  an  A.B.

in Politics from Princeton University in 1964.

      Robert  E.  Murray, age 37, is a Director of  Demeter.

Mr.  Murray  is  also a Director of DWFCM.   Mr.  Murray  is

currently  a Senior Vice President of DWR's Managed  Futures

Department  and  is  the  Senior Administrative  Officer  of

DWFCM.  Mr.  Murray began his career at DWR in 1984  and  is currently  the  Director  of  Product  Development  for  the

Managed  Futures  Department.  He  is  responsible  for  the

development   and   maintenance  of  the  proprietary   Fund

Management   System  utilized  by  DWFCM  and   Demeter   in

organizing  information and producing reports for monitoring

clients'  accounts.   Mr.  Murray  currently  serves  as   a

Director  of  the  Managed  Funds Association.   Mr.  Murray

graduated from Geneseo State University in May 1983  with  a

B.A. degree in Finance.

      Patti  L. Behnke, age 37, is Vice President and  Chief

Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

April   1991  as  Assistant  Vice  President  of   Financial

Reporting  and  is  currently a  First  Vice  President  and

Director   of   Financial  Reporting  and  Managed   Futures

Accounting in the Individual Asset Management Group.   Prior

to  joining  DWR,  Ms. Behnke held positions  of  increasing responsibility at L.F. Rothschild & Co. and Carteret Savings

Bank.  Ms. Behnke began her career
at  Arthur  Anderson & Co., where she was  employed  in  the audit division from 1982-1986.  She is a member of the AICPA

and   the  New  York  State  Society  of  Certified   Public

Accountants.



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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

      (a)  Security Ownership of Certain Beneficial Owners -

As  of  December 31, 1997 there were no persons known to  be beneficial  owners of more than 5 percent of  the  Units  of

Limited Partnership Interest in the Partnership.

     (b)  Security Ownership of Management - At December 31,

1997,  Demeter owned 2,279.285 Units of General  Partnership

Interest  representing  a  1.60  percent  interest  in   the

Partnership.

     (c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer  to  Note  2  - "Related Party Transactions"  of

"Notes  to  Financial Statements", in the accompanying  1997

Annual Report to

Partners, incorporated by reference in this Form  10-K.   In

its  capacity as the Partnership's retail commodity  broker,

DWR  received commodity brokerage fees (paid and accrued  by the  Partnership) of $10,617,262 for the year ended December

31,  1997.   In  its  capacity as the Partnership's  trading

manager,  DWFCM  received management fees of $4,608,774  and incentive  fees of $23,103 for the year ended  December  31,

1997.

                               PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

          (a)  1. Listing of Financial Statements

          The following financial statements and report of independent public  accountants, all appearing in the accompanying 1997  Annual

Report to Partners, are incorporated by reference in this Form  10-

K:

                     -     Report of Deloitte & Touche  LLP,
          independent auditors, for the years ended December
          31, 1997, 1996 and 1995.

                    -    Statements of Financial Condition as of
          December 31, 1997 and 1996.

                    -    Statements of Operations, Changes in
          Partners' Capital, and Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                    -    Notes to Financial Statements.

           With exception of the aforementioned information and the

information  incorporated in Items 7, 8, and 13,  the  1997  Annual

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

                                                  DEAN     WITTER
                         DIVERSIFIED FUTURES FUND
                          LIMITED PARTNERSHIP

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Mark J. Hawley                                March 24,
1998
        Mark J. Hawley, Director and
          President

     /s/  Richard M. DeMartini                          March 24,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board

     /s/  Lawrence Volpe                                March 24,
1998
        Lawrence Volpe, Director


     /s/  Joseph G. Siniscalchi                         March 24,
1998
        Joseph G. Siniscalchi, Director


     /s/  Edward C. Oelsner III                         March 24,
1998
        Edward C. Oelsner III, Director


     /s/  Robert E. Murray                              March 24,
1998
        Robert E. Murray, Director

     /s/  Patti L. Behnke                               March 24,
1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
          Officer

                          EXHIBIT INDEX


         ITEM                                              METHOD
OF FILING

 -3.  Amended and Restated Limited
      Partnership Agreement of
      the Partnership, dated as of
      June 30, 1995.                                  (1)

-10.  Amended and Restated Management
      Agreement among the Partnership,
      Demeter and DWFCM dated
      as of August 31, 1995.                          (2)

-10.  Amended and Restated Customer
      Agreement Between the
                   Partnership              and              DWR,
dated as of August 31, 1995.                          (3)

-13.  December 31, 1997 Annual Report to Limited Partners.  (4)


(1)
Incorporated  by  reference to Exhibit 3.01 of the  Partnership's
Registration Statement on Form S-1 (File No. 33-90360).

(2)
Incorporated  by reference to Exhibit 10.02 of the  Partnership's
Registration Statement on Form S-1 (File No. 33-90360).

(3)
Incorporated  by reference to Exhibit 10.01 of the  Partnership's
Registration Statement on Form S-1 (File No. 33-90360).

(4)                                                         Filed
herewith.

    Diversified
    Futures
    Fund




    December 31, 1997
    Annual Report


                                                    [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the tenth annual report for the Dean Witter Diversified Futures Fund Limited Partnership (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $911.49 and increased by 11.9% to $1,020.54 on December 31, 1997. The Fund has increased by 304.6% since it began trading in April 1988 ( a compound annualized return of 15.5%).

Gains were recorded during January and February as a result of a strengthening in the value of the U.S. dollar versus the Japanese yen and most major European currencies. Additional gains were recorded during this two month period from long coffee futures positions as prices increased over concerns regarding the weather and labor conditions in South America. Smaller gains were recorded from short positions in the energy markets as oil and gas prices moved lower. Performance during March resulted in a portion of previous months' profits being given back as many of the markets that produced gains in January and February experienced trend reversals and choppy price movement. The most significant losses were recorded in the currency markets as the value of most European currencies reversed higher versus the U.S. dollar. Additional losses were recorded in the financial futures and most domestic commodities markets as prices in these markets moved in a choppy pattern.

Losses were experienced during April as the difficult trading environment that began in March continued. The most significant losses were recorded in the financial futures markets as domestic bond prices rallied higher late in the month after showing signs of trending lower previously. Small losses were recorded during May as profits in soft commodities and financial futures were more than offset by losses in the energy and currency markets. During June, losses were recorded from long copper futures positions as prices moved lower late in the month. Smaller losses were recorded from trading in soft commodities and energies. A portion of these losses was offset from long global interest rate and stock index futures positions as prices in these markets moved higher.

During July, profits were recorded from long positions in global interest rate futures as U.S., Australian, European and Japanese interest rate futures prices all trended higher. Additional gains were recorded from short European currency positions as the U.S. dollar again strengthened relative to the German mark. A sharp trend reversal in global interest rate futures prices during August resulted in a giveback of a portion of July's profits. Additional losses were recorded in the currency markets as the value of most European currencies increased relative to the U.S. dollar after moving lower previously. A strong upward move in international interest rate futures prices during September resulted in gains for the Fund's long positions. Smaller gains were recorded from long natural gas futures positions as prices in this market also increased.

A sharp trend reversal in international interest rate futures prices during October resulted in a give-back of a portion of September's profits. Additional losses were recorded as a result of short-term volatility in domestic bond and stock index futures throughout a majority of the month. Trading gains recorded in the currency and agricultural markets offset a small portion of the overall losses for the month. During November and December, profits were recorded in the currency markets from short Japanese yen positions as the value of the yen decreased relative to the U.S. dollar and other world currencies amid concerns of the stability of the Asian economy. Additional profits were recorded from short gold futures positions as gold prices declined to their lowest level in over twelve years.

1997 was a profitable year for the Fund as profits were recorded from sustained price movements in the currency markets during January and February and then again in November and December from short Japanese yen positions as the value of the U.S. dollar increased versus the yen. Additional gains were also recorded from long global interest rate futures positions during June and July. Although many of the profitable periods with long price trends were followed by trend reversals and short-term volatile price movement, Dean Witter Futures & Currency Management Inc's ("DWFCM's") intermediate to long-term trend following trading methodology was able to retain profits. Looking ahead, we remain confident in DWFCM's time tested methodology and in its ability to profit over long-term periods

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048 or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 17, 1998
New York, New York

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

                                                           DECEMBER 31,
                                                      -----------------------
                                                         1997        1996
                                                      ----------- -----------
                                                           $           $
                                   ASSETS
Equity in Commodity futures trading
 accounts:
 Cash                                                 127,701,224 166,737,088
 Net unrealized gain (loss) on open contracts          20,684,288     (10,164)
                                                      ----------- -----------
 Total Trading Equity                                 148,385,512 166,726,924
Interest receivable (DWR)                                 497,966     574,678
Due from DWR                                               89,180         --
                                                      ----------- -----------
 Total Assets                                         148,972,658 167,301,602
                                                      =========== ===========
                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Redemptions payable                                    2,976,998   2,811,995
 Accrued management fee (DWFCM)                           352,057     455,428
 Administrative expenses payable                           91,980     106,568
 Accrued brokerage commissions (DWR)                          --      208,243
 Accrued transaction fees and costs                           --       32,213
                                                      ----------- -----------
 Total Liabilities                                      3,421,035   3,614,447
                                                      ----------- -----------
PARTNERS' CAPITAL
 Limited Partners (140,342.310 and 177,301.806 Units,
   respectively)                                      143,225,512 161,609,600
 General Partner (2,279.285 Units)                      2,326,111   2,077,555
                                                      ----------- -----------
 Total Partners' Capital                              145,551,623 163,687,155
                                                      ----------- -----------
 Total Liabilities and Partners' Capital              148,972,658 167,301,602
                                                      =========== ===========
NET ASSET VALUE PER UNIT                                 1,020.54      911.49
                                                      =========== ===========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                FOR THE YEARS
                                                    ENDED
                                                DECEMBER 31,
                                      ----------------------------------
                                         1997       1996        1995
                                      ---------- ----------  -----------
                                          $          $            $
REVENUES
Trading Profit (Loss):
 Realized                              6,592,590 13,509,897  (15,339,073)
 Net change in unrealized             20,694,452 (7,971,947)   7,527,594
                                      ---------- ----------  -----------
  Total Trading Results               27,287,042  5,537,950   (7,811,479)
Interest income (DWR)                  6,396,492  6,793,921    2,925,130
                                      ---------- ----------  -----------
  Total Revenues                      33,683,534 12,331,871   (4,886,349)
                                      ---------- ----------  -----------
EXPENSES
Brokerage commissions (DWR)           10,617,262 12,600,962    5,729,359
Management fee (DWFCM)                 4,608,774  5,141,736    2,001,158
Transaction fees and costs               907,937  1,010,645      438,155
Administrative expenses                  177,000    113,952       71,000
Incentive fees (DWFCM)                    23,103        --        27,485
                                      ---------- ----------  -----------
  Total Expenses                      16,334,076 18,867,295    8,267,157
                                      ---------- ----------  -----------
NET INCOME (LOSS)                     17,349,458 (6,535,424) (13,153,506)
                                      ========== ==========  ===========
NET INCOME (LOSS) ALLOCATION:
Limited Partners                      17,100,902 (6,478,638) (13,010,052)
General Partner                          248,556    (56,786)    (143,454)
NET INCOME (LOSS) PER UNIT (NOTE 1):
Limited Partners                          109.05     (24.92)      (44.80)
General Partner                           109.05     (24.92)      (44.80)

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER      TOTAL
                             -----------  -----------  ---------  -----------
                              (NOTE 1)         $           $           $
Partners' Capital, December
31, 1994                       2,969.768    2,836,167     77,795    2,913,962
Offering of Units            205,135.863  202,935,863  2,200,000  205,135,863
Net Loss                             --   (13,010,052)  (143,454) (13,153,506)
Redemptions                     (756.094)    (732,555)       --      (732,555)
                             -----------  -----------  ---------  -----------
Partners' Capital, December
31, 1995                     207,349.537  192,029,423  2,134,341  194,163,764
Net Loss                             --    (6,478,638)   (56,786)  (6,535,424)
Redemptions                  (27,768.446) (23,941,185)       --   (23,941,185)
                             -----------  -----------  ---------  -----------
Partners' Capital,
December 31, 1996            179,581.091  161,609,600  2,077,555  163,687,155
Net Income                           --    17,100,902    248,556   17,349,458
Redemptions                  (36,959.496) (35,484,990)       --   (35,484,990)
                             -----------  -----------  ---------  -----------
Partners' Capital,
December 31, 1997            142,621.595  143,225,512  2,326,111  145,551,623

                             ===========  ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                                FOR THE YEARS
                                                    ENDED
                                                DECEMBER 31,
                                     -------------------------------------
                                        1997         1996         1995
                                     -----------  -----------  -----------
                                          $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                     17,349,458   (6,535,424) (13,153,506)
Noncash item included in net income
  (loss):
 Net change in unrealized            (20,694,452)   7,971,947   (7,527,594)
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)                76,712      119,968     (678,200)
 Due from DWR                            (89,180)     257,457     (255,471)
Increase (decrease) in operating
  liabilities:
 Accrued management fee (DWFCM)         (103,371)      (9,322)     457,447
 Administrative expenses payable         (14,588)       9,446       52,694
 Accrued brokerage commissions
   (DWR)                                (208,243)    (420,132)     620,611
 Accrued transaction fees and costs      (32,213)     (29,383)      61,066
                                     -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                (3,715,877)   1,364,557  (20,422,953)
                                     -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of units                            --           --   205,135,863
Increase in redemptions payable          165,003    2,735,899       76,096
Redemptions of units                 (35,484,990) (23,941,185)    (732,555)
                                     -----------  -----------  -----------
Net cash provided by (used for)
  financing activities               (35,319,987) (21,205,286) 204,479,404
                                     -----------  -----------  -----------
Net increase (decrease) in cash      (39,035,864) (19,840,729) 184,056,451
Balance at beginning of period       166,737,088  186,577,817    2,521,366
                                     -----------  -----------  -----------
Balance at end of period             127,701,224  166,737,088  186,577,817
                                     ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Diversified Futures Fund (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The trading manager is Dean Witter Futures & Currency Management Inc. ("DWFCM"). Demeter and DWFCM are wholly-owned subsidiaries of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures, Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR will continue to serve as the non-clearing commodity broker for the Partnership with Carr providing all clearing services for the Partnership's transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts and other commodity interests are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average daily Net Assets, as defined, at a prevailing rate for U.S. Treasury bills.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--Brokerage commissions are accrued at 80% of DWR's published non-member rates on a half-turn basis. Transaction fees and costs are accrued on a half-turn basis.

Through August 31, 1995, brokerage commissions were capped at 1% per month of the adjusted Net Assets allocated to each trading program employed by the Trading Manager. From September 1, 1995 through August 31, 1996, the cap was changed to 3/4 of 1% of the Partnership's Net Assets as of the first day of each month.

Effective September 1, 1996, brokerage commissions and transaction fees chargeable to the Partnership are capped at a combined amount of 13/20 of 1% per month of the Partnership's month-end Net Assets (as defined in the Limited Partnership Agreement).

OPERATING EXPENSES--The Partnership bears all expenses related to its trading activities. Effective September 1, 1995, such fees were capped at a maximum of 1/4 of 1% annually of the Partnership's average monthly Net Assets as of the first day of each month. These include legal, auditing, accounting, mailing, printing, filing fees and other expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur incentive fees. Demeter bears all other operating expenses.

OFFERING OF UNITS--The General Partnership registered additional Units of Limited Partnership interest with the Securities and Exchange Commission for a public offering held in August 1995. Units were offered at $1,000 per Unit. At the close of business on August 31, 1995 the Partnership issued to each existing Partner additional Units in such amounts as necessary so that the Net Asset Value of all outstanding Units on September 1, 1995 was equal to $1,000 per Unit. Per Unit amounts and Units of Partnership interest for the periods prior to August 31, 1995 have been restated to reflect this issuance.

ORGANIZATIONAL AND OFFERING EXPENSES--The Partnership is not liable for any organizational and

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS--(CONTINUED) offering expenses in connection with the issuance and distribution of Units. DWR agreed to pay the organizational expenses of the Partnership and the expenses of offering the Units to the public.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses as reported for income tax purposes.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit effective as of the last day of any calendar quarter upon five business days advance notice by redemption form to Demeter.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in its Limited Partnership Agreement occur.

2. RELATED PARTY TRANSACTIONS

The Partnership pays brokerage commissions to DWR on trades executed on its behalf as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership, has entered into a Management Agreement with DWFCM to make all trading decisions for the Partnership.

Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The management fee is accrued daily at the rate of 1/4 of 1% per month of adjusted Net Assets, as defined in the Management Agreement, at each month-end.

INCENTIVE FEE--The Partnership will pay a quarterly incentive fee equal to 15% of the "Trading Profits," as defined in the Management Agreement, earned by the Partnership as of the end of each calendar quarter. Such incentive fee is accrued in each month in which

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

"Trading Profits" occur. When trading losses are incurred no incentive fee is paid in subsequent quarters until all such losses are recovered.

3. FINANCIAL INSTRUMENTS

The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                                                CONTRACT OR NOTIONAL AMOUNT
                                                ---------------------------
                                                    1997          1996
                                                ------------- -------------
                                                      $             $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase                           44,959,000           --
Commodity Futures:
 Commitments to Purchase                            6,287,000    28,117,000
 Commitments to Sell                               94,480,000    84,112,000
Foreign Futures:
 Commitments to Purchase                          305,847,000    86,391,000
 Commitments to Sell                               68,688,000   163,838,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS
 Commitments to Purchase                          282,748,000   442,642,000
 Commitments to Sell                              546,818,000   573,157,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains and losses on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $20,684,288 and $(10,164) at December 31, 1997 and 1996, respectively.

Of the $20,684,288 net unrealized gain on open contracts at December 31, 1997, $7,311,878 related to exchange-traded futures contracts and $13,372,410 related to off-exchange-traded forward currency contracts.

Of the $(10,164) net unrealized loss on open contracts at December 31, 1996, $3,667,477 related to exchange-traded futures contracts and $(3,677,641) related to off-exchange-traded forward currency contracts.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996 mature through June 1998 and June 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and 1996 mature through April 1998 and February 1997, respectively.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for the Partnership's exchange-traded futures contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $135,013,102 and $170,404,565 at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnership.

For the years ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                                         1997
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               45,777,000 157,169,000
 Commodity Futures                               62,602,000  74,762,000
 Foreign Futures                                185,126,000 107,251,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  320,498,000 431,962,000

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

                                                         1996
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              198,372,000 116,558,000
 Commodity Futures                               92,560,000  69,758,000
 Foreign Futures                                282,199,000 109,444,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  489,931,000 540,039,000

5. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, DWFCM, MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on
September 18, and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

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

DEAN WITTER REYNOLDS INC.

Two World Trade Center

62nd Floor

New York, NY 10048


                                                FIRST-CLASS MAIL
                                                 ZIP + 4 PRESORT
                                                U.S. POSTAGE PAID
                                                 BROOKLYN, NY
                                                PERMIT NO. 148