Form 10-Q
period 1998-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 1998-05-14
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 33-90360

    DEAN  WITTER  DIVERSIFIED  FUTURES FUND  LIMITED  PARTNERSHIP
(Exact name of registrant as specified in its charter)


          Delaware                              13-3461507
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY         10048
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

                       March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1998 and 1997
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited)...................5

     Notes to Financial Statements (Unaudited)......... 6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-14


Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................15-16

Item 6. Exhibits and Reports on Form 8-K..................17





                 PART I.  FINANCIAL INFORMATION
                  PART 1.  FINANCIAL STATEMENTS

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                            138,946,989    127,701,224
  Net  unrealized  gain  (loss) on open  contracts    (4,684,722)
20,684,288

 Total Trading Equity            134,262,267    148,385,512

Interest receivable (DWR)            454,210        497,966
Due from DWR                         143,395              89,180

 Total Assets                    134,859,872     148,972,658


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               2,725,966    2,976,998
 Accrued management fee (DWFCM)      344,947      352,057
 Administrative expenses payable      99,394         91,980

 Total Liabilities                 3,170,307      3,421,035


Partners' Capital

 Limited Partners (133,810.207 and
  140,342.310 Units, respectively) 129,483,972    143,225,512
 General Partner (2,279.285 Units)   2,205,593      2,326,111

 Total Partners' Capital        131,689,565    145,551,623

  Total  Liabilities and Partners' Capital   134,859,872     148,
972,658


NET ASSET VALUE PER UNIT             967.67           1,020.54


        The accompanying footnotes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    19,956,638     11,502,267
    Net change in unrealized    (25,369,010)    3,481,594

      Total Trading Results      (5,412,372)  14,983,861

 Interest Income (DWR)           1,428,716      1,724,246

      Total Revenues             (3,983,656)  16,708,107


EXPENSES

 Brokerage commissions (DWR)     2,193,253     3,050,337
 Management fee (DWFCM)          1,061,876      1,276,057
 Transaction fees and costs          163,448             248,792
 Administrative expenses            31,000         43,000

      Total Expenses             3,449,577      4,618,186

NET INCOME (LOSS)               (7,433,233)    12,089,921


NET INCOME (LOSS) ALLOCATION

 Limited Partners                (7,312,715)   11,938,148
                          General                         Partner
(120,518)                            151,773


NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
(52.87)                                             66.59
                          General                         Partner
(52.87)                                            66.59



        The accompanying footnotes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital
   December 31, 1996     179,581.091$161,609,600       $2,077,555
$163,687,155
Net   Income                     -      11,938,148        151,773
12,089,921

Redemptions                  (9,933.325)(9,847,641)             -
(9,847,641)

Partners' Capital
   March 31, 1997        169,647.766$163,700,107       $2,229,328
$165,929,435



Partners' Capital,
     December  31,  1997     142,621.595$143,225,512   $2,326,111
$145,551,623

Net  Loss                       -              (7,312,715)     (1
20,518)                      (7,433,233)

Redemptions                (6,532.103)     (6,428,825)          -
(6,428,825)

Partners' Capital
   March 31, 1998         136,089.492$129,483,972       $2,205,593
$131,689,565









         The accompanying footnotes are an integral part of these financial statements.



    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income   (loss)                  (7,433,233)              1
2,089,921
Noncash item included in net income (loss):
     Net  change  in  unrealized                       25,369,010
(3,481,594)

(Increase) decrease in operating assets:
    Interest receivable (DWR)            43,756          (14,762)
      Due  from  DWR                      (54,215)              (
279,461)

Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)      (7,110)          (13,797)
    Administrative expenses payable   7,414              25,200
    Accrued brokerage commissions (DWR)-                 261,489
      Accrued   transaction  fees  and   costs                  -
2,482

Net   cash   provided   by  operating  activities      17,925,622
8,589,478


CASH FLOWS FROM FINANCING ACTIVITIES


Decrease   in  redemptions  payable      (251,032)              (
535,118)
Redemptions   of  units                (6,428,825)              (
9,847,641)

Net  cash  used  for  financing  activities      (6,679,857)    (
10,382,759)

Net  increase  (decrease)  in  cash      11,245,765             (
1,793,281)
Balance      at     beginning     of     period       127,701,224
166,737,088

Balance      at      end     of     period            138,946,989

164,943,807



        The accompanying footnotes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations and financial condition of Dean Witter Diversified

Futures  Fund  Limited  Partnership  ("the  Partnership").    The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1997  Annual

Report on Form 10-K.


1. Organization

Dean  Witter  Diversified Futures Fund Limited Partnership  is  a

limited  partnership  organized  to  engage  in  the  speculative trading  of  commodity  futures and  futures  related  contracts,

including  forward contracts on foreign currencies.  The  general partner  for  the  Partnership is Demeter Management  Corporation

("Demeter").   The non-clearing commodity broker is  Dean  Witter

Reynolds Inc. ("DWR"), with an unaffiliated broker, Carr Futures,

Inc.  ("Carr"), providing clearing and execution  services.   The

trading  manager  is  Dean Witter Futures & Currency  Management,

Inc.  ("DWFCM").   Demeter, DWR, and DWFCM are  all  wholly-owned

subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").



2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR pays interest on these funds based on current 13-week U.S.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Treasury  Bill rates. Brokerage expenses incurred by the Partner-

ship  are  paid  to DWR. Management and incentive fees  (if  any)

incurred by the Partnership are paid to DWFCM.


3. Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices, commodities and currencies.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the contracts.  There  are numerous factors which  may  significantly influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

                                Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures
   Commitments to Purchase       20,544,000       44,959,000
   Commitments to Sell          133,764,000                -
 Commodity Futures:
   Commitments to Purchase        9,684,000        6,287,000
   Commitments to Sell           44,295,000       94,480,000
 Foreign Futures:
   Commitments to Purchase      189,310,000      305,847,000
   Commitments to Sell          147,398,000       68,688,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      474,908,000      282,748,000
   Commitments to Sell          560,011,000      546,818,000

       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




A  portion of the amounts indicated as off-balance sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in Commodity futures trading accounts"  on the  Statements  of Financial Condition and totaled  $(4,684,722)

and  $20,684,288  at  March  31,  1998  and  December  31,  1997,

respectively.



Of  the  $(4,684,722) net unrealized loss on  open  contracts  at

March  31,  1998,  $246,640  related to  exchange-traded  futures contracts and $(4,931,362) related to off-exchange-traded forward currency contracts.



Of  the  $20,684,288  net unrealized gain on  open  contracts  at

December 31, 1997, $7,311,878 related to exchange-traded  futures contracts and $13,372,410 related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 1998 and December 31, 1997 mature through December 1998

and   June  1998,  respectively.   Off-exchange  traded   forward

currency

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


contracts  held  at March 31, 1998 and December 31,  1997  mature through July 1998 and April 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance. The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.


The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations in value settled on a daily basis.  DWR and  Carr,  as the  futures  commission merchants for all of  the  Partnership's exchange-traded  futures  contracts,  are  required  pursuant  to regulations of the Commodity Futures Trading Commission  ("CFTC")

to  segregate from their own assets and for the sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures contracts including an amount  equal  to the  net  unrealized  gain (loss) on all open futures  contracts,

which  funds totaled $139,193,629 and $135,013,102 at  March  31,

1998  and  December 31, 1997, respectively. With respect  to  the

Partnership's  off-exchange-traded  forward  currency  contracts,

there  are  no  daily settlements of variations in value  nor  is there any requirement

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


that  an  amount equal to the net unrealized gain (loss) on  open forward  contracts  be segregated.  With respect  to  those  off-

exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts,  to perform. Carr's parent, Credit Agricole  Indosuez,

has guaranteed Carr's obligations to the Partnership.


For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:

                                               March 1998
                                       Assets         Liabilities
                                         $                 $

Exchange-Traded Contracts:
  Financial Futures                    70,202,000     33,441,000
  Commodity Futures                     3,993,000     63,983,000
  Foreign Futures                     276,716,000     95,360,000
Off-Exchange-Traded Forward
 Currency Contracts                   423,253,000    564,503,000



                                           December 1997
                                       Assets         Liabilities
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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity  - The Partnership's assets are on deposit in  separate commodity  interest  trading accounts  with  DWR  and  Carr,  the commodity  brokers and are used by the Partnership as  margin  to

engage   in  commodity  futures,  forward  contracts  and   other

commodity  interest trading.  DWR and Carr hold  such  assets  in either  designated depositories or in securities approved by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is to  trade  in commodity futures contracts, forward contracts  and other  commodity  interests, it is expected that the  Partnership will continue to own such liquid assets for margin purposes.



The  Partnership's  investment  in commodity  futures  contracts,

forward  contracts and other commodity interests may be illiquid.

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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading losses net of interest income were $3,983,656. During the first  quarter, the Partnership posted a loss in Net Asset  Value per  Unit.  The most significant losses were recorded in currency markets  due  primarily to short-term volatility  caused  by  the economic instability in the Far East.  During January, the upward trend  in the value of the U.S. dollar reversed lower in response to  the Japanese government's proposed economic stimulus package.

This reversal resulted in losses for previously established short

Japanese yen positions.  Additional currency losses were recorded in  February  as  the  value of the yen moved without  consistent

direction.    Smaller  losses  were  recorded  from  transactions

involving  the German mark, Australian dollar and British  pound.

A small portion of these losses was offset by gains in March from transactions involving the German mark, Swiss franc and  Japanese

yen.   In  metals, losses were recorded from long silver  futures positions  as  silver  prices reversed lower  in  February  after rallying  higher  during January.  Smaller losses  were  recorded

from  trading  base  metals futures during March.   Additionally,

trendless  movement in soybean futures prices during January  and

March  resulted in losses for the Partnership.  A portion of  the

Partnership's overall losses for the quarter was offset by  gains in  financial  futures  trading.  The most significant  of  these gains were recorded from long European bond futures positions, as well  as from long S&P 500 Index futures positions, as prices  in these  markets  trended  higher  throughout  a  majority  of  the quarter.  In the soft commodities and energy markets, gains  were recorded  from  short  sugar and crude oil futures  positions  as prices trended lower during January and February before reversing

higher  during  March.  Total  expenses  for  the  quarter   were

$3,449,577, resulting in a net loss of $7,433,233.  The value  of an individual Unit in the Partnership decreased from $1,020.54 at

December 31, 1997 to $967.67 at March 31, 1998.



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

Demeter,   DWFCM,  MSDW,  (all  such  parties  referred   to

hereafter  as  the "Dean Witter Parties"), the  Partnership,

certain  other limited partnership commodity pools of  which

Demeter is the general partner, and certain trading advisors to  those  pools.  On June 16, 1997, the plaintiffs  in  the

above   actions  filed  a  consolidated  amended  complaint,

alleging,  among other things, that the defendants committed

fraud,    deceit,   negligent   misrepresentation,   various

violations  of the California Corporations Code, intentional and  negligent  breach  of fiduciary  duty,  fraudulent  and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools.  Similar purported class actions were  also filed on September 18 and 20, 1996, in the Supreme Court  of the  State of New York, New York County, and on November 14,

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




                               Dean Witter Diversified Futures
                               Fund Limited Partnership
                               (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

May   11,   1998                    By:   /s/  Patti  L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.