Form 10-Q
period 1998-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 1998-08-14
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-23577

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


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No



    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months ended June 30, 1998 and 1997
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-18

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................19

Item 6. Exhibits and Reports on Form 8-K..................20











                    PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             116,974,546   127,701,224
 Net unrealized gain on open contracts  10,243,143   20,684,288

 Total Trading Equity             127,217,689   148,385,512


Interest receivable (DWR)             432,206       497,966
Due from DWR                           181,532          89,180

Total Assets                       127,831,427  148,972,658


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 2,025,758    2,976,998
 Accrued management fees (DWFCM)      317,950       352,057
 Administrative expenses payable       138,394        91,980

 Total Liabilities                   2,482,102    3,421,035


Partners' Capital

 Limited Partners (125,651.236 and
  140,342.310 Units, respectively)123,116,028   143,225,512
 General Partner (2,279.285 Units)  2,233,297     2,326,111

 Total Partners' Capital          125,349,325   145,551,623

 Total Liabilities and Partners' Capital  127,831,427 148,972,658

NET ASSET VALUE PER UNIT               979.82        1,020.54

          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                              (Unaudited)



                                 For the Quarters Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                    (11,530,366) (4,911,492)
    Net change in unrealized    14,927,865    (3,198,864)

      Total Trading Results      3,397,499   (8,110,356)

    Interest Income (DWR)        1,306,397      1,679,013

      Total Revenues             4,703,896    (6,431,343)


EXPENSES

    Brokerage commissions (DWR)  2,080,277    2,863,537
    Management fees (DWFCM)        953,202    1,184,231
    Transaction fees and costs     183,796      226,971
    Administrative expenses         39,000         50,000

      Total Expenses             3,256,275    4,324,739

NET INCOME (LOSS)                1,447,621   (10,756,082)


NET INCOME (LOSS) ALLOCATION

    Limited Partners             1,419,917   (10,610,890)
    General Partner                 27,704      (145,192)


NET INCOME (LOSS) PER UNIT

    Limited Partners                 12.15        (63.70)
    General Partner                  12.15        (63.70)

              The accompanying notes are an integral part
                 of these financial statements.


    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                              (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     8,426,272    6,590,775
    Net change in unrealized    (10,441,145)     282,730

      Total Trading Results      (2,014,873)  6,873,505

    Interest Income (DWR)        2,735,113    3,403,259

      Total Revenues               720,240   10,276,764


EXPENSES

    Brokerage commissions (DWR)  4,273,530    5,913,874
    Management fees (DWFCM)      2,015,078    2,460,288
    Transaction fees and costs     347,244      475,763
    Administrative expenses         70,000          93,000

      Total Expenses             6,705,852    8,942,925

NET INCOME (LOSS)                (5,985,612)  1,333,839


NET INCOME (LOSS) ALLOCATION

    Limited Partners             (5,892,798)  1,327,258
    General Partner                 (92,814)      6,581


NET INCOME (LOSS) PER UNIT

    Limited Partners                 (40.72)       2.89
    General Partner                  (40.72)       2.89


          The accompanying notes are an integral part of these financial statements.


    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
    December    31,    1996     179,581.091               $161,609,600
$2,077,555                       $163,687,155

Net       Income                  -                          1,327,258
6,581                            1,333,839
Redemptions                (20,429.934)                   (19,496,103)
-                                    (19,496,103)

Partners' Capital
    June    30,    1997        159,151.157                $143,440,755
$2,084,136                       $145,524,891




Partners' Capital
    December    31,    1997     142,621.595               $143,225,512
$2,326,111                       $145,551,623

Net      Loss                   -                          (5,892,798)
(92,814)                         (5,985,612)
Redemptions                (14,691.074)                   (14,216,686)
-                                    (14,216,686)

Partners' Capital
    June    30,    1998        127,930.521                $123,116,028
$2,233,297                       $125,349,325







              The accompanying notes are an integral part
                 of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                              (Unaudited)





                                For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                (5,985,612)            1,333,839
 Noncash item included in net income (loss):
    Net change in unrealized     10,441,145              (282,730)

 (Increase) decrease in operating assets:
    Interest receivable (DWR)        65,760              29,374
    Due from DWR                    (92,352)             (138,088)

 Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)   (34,107)            (73,871)
    Administrative expenses payable           46,414     12,360
    Accrued brokerage commissions (DWR)-                 305,645
    Accrued transaction fees and costs        -                 (530)

 Net cash provided by operating activities  4,441,248    1,185,999


CASH FLOWS FROM FINANCING ACTIVITIES


 Increase (decrease) in redemptions payable(951,240)     2,456,856
 Redemptions of units            (14,216,686)            (19,496,103)

 Net cash used for financing activities (15,167,926)     (17,039,247)


 Net decrease in cash            (10,726,678)            (15,853,248)

 Balance at beginning of period  127,701,224             166,737,088

 Balance at end of period       116,974,546              150,883,840



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

Fund L.P. (the "Partnership").  The financial statements and condensed notes  herein  should  be read in conjunction with  the  Partnership's

December 31, 1997 Annual Report on Form 10-K.


1. Organization

Dean  Witter Diversified Futures Fund Limited Partnership is a limited

partnership  organized  to  engage  in  the  speculative  trading   of

commodity  futures contracts and futures related contracts,  including

forward   contracts  on  foreign  currencies  (collectively,  "futures

interests").   The  general partner is Demeter Management  Corporation

("Demeter").   The  non-clearing  commodity  broker  is  Dean   Witter

Reynolds Inc. ("DWR"), with an unaffiliated clearing commodity broker,

Carr Futures Inc. ("Carr"), providing clearing and execution services.

The   trading  manager  who  makes  all  trading  decisions  for   the

Partnership  is  Dean  Witter  Futures  &  Currency  Management,  Inc.

("DWFCM"),  an affiliate of DWR.  Demeter, DWR and DWFCM  are  wholly-

owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").


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

Partnership are paid to DWFCM.


3. Financial Instruments

The  Partnership  trades  futures and forward  contracts  in  interest

rates,  stock  indices,  commodities  and  currencies.   Futures   and

forwards represent contracts for delayed delivery of an instrument  at a  specified date and price.  Risk arises from changes in the value of these  contracts  and  the potential inability  of  counterparties  to perform  under the terms of the contracts.  There are numerous factors which may significantly influence the market value of these contracts,

including interest rate volatility.  At June 30, 1998 and December 31,

1997, open contracts were:

                               Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                    $                   $

Exchange-Traded-Contracts
 Financial Futures:
   Commitments to Purchase     106,076,000        44,959,000
   Commitments to Sell          16,820,000            -
 Commodity Futures:
   Commitments to Purchase       9,958,000         6,287,000
   Commitments to Sell          42,315,000        94,480,000
 Foreign Futures:
   Commitments to Purchase     300,258,000       305,847,000
   Commitments to Sell         398,324,000        68,688,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     648,042,000       282,748,000
   Commitments to Sell         855,801,000       546,818,000

A  portion  of  the  amounts  indicated as off-balance-sheet  risk  in forward currency contracts is due to offsetting forward same

       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)


commitments to purchase and to sell the same currency on the  date  in the  future.  These commitments are economically offsetting,  but  are not offset in the forward market until the settlement date.



The net unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of

Financial  Condition and totaled $10,243,143 and $20,684,288  at  June

30, 1998 and December 31, 1997, respectively.



Of  the $10,243,143 net unrealized gain on open contracts at June  30,

1998,  $872,415  related  to  exchange-traded  futures  contracts  and

$9,370,728 related to off-exchange-traded forward currency contracts.



Of  the  $20,684,288 net unrealized gain on open contracts at December

31,  1997, $7,311,878 related to exchange-traded futures contracts and

$13,372,410 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June  30,

1998 and December 31, 1997 mature through December 1998 and June 1998,

respectively.  Off-exchange-traded forward currency contracts held  by the  Partnership at June 30, 1998 and December 31, 1997 mature through

October 1998 and April 1998, respectively.

       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  contract  amounts in the above table represent the  Partnership's extent  of  involvement in a particular class of financial instrument,

but  not the credit risk associated with counterparty non-performance.

The  credit risk associated with these instruments is limited  to  the

amounts   reflected  in  the  Partnership's  Statements  of  Financial

Condition.



The  Partnership also has credit risk because DWR and Carr act as  the futures  commission merchants or the counterparties, with  respect  to most  of  the Partnership's assets.  Exchange-traded futures contracts are  marked  to  market  on a daily basis, with  variations  in  value settled  on  a  daily  basis.  Each of DWR  and  Carr,  as  a  futures commission  merchant  for  the  Partnership's  exchange-traded-futures contracts,  are  required, pursuant to regulations  of  the  Commodity

Futures  Trading  Commission ("CFTC"), to  segregate  from  their  own assets,  and  for the sole benefit of their commodity  customers,  all funds  held by them with respect to exchange-traded futures contracts,

including  an  amount equal to the net unrealized  gain  on  all  open futures contracts, which funds, in the aggregate, totaled $117,846,961 and $135,013,102 at June 30, 1998 and December 31, 1997, respectively.

With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in  value  nor is  there  any requirement that an amount equal to the net  unrealized gain  on open forward contracts be segregated.  With respect to  those off-

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


exchange-traded forward currency contracts, the Partnership is at risk to  the  ability of Carr, the sole counterparty on all such contracts,

to  perform.  Carr's parent, Credit Agricole Indosuez, has  guaranteed to  the  Partnership  payment  of the net  liquidating  value  of  the transactions in the Partnership's account with Carr (including foreign currency contracts).



For the six months ended June 30, 1998 and the year ended December 31,

1997, the average fair value of financial instruments held for trading purposes was as follows:

                                           June 30, 1998
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                 56,504,000       50,355,000
  Commodity Futures                  6,378,000       57,892,000
  Foreign Futures                  234,393,000      153,761,000
Off-Exchange-Traded Forward
 Currency Contracts                505,054,000      615,361,000


                                        December 31, 1997
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

Item   2.   MANAGEMENT'S   DISCUSSION  AND   ANALYSIS   OF   FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with DWR,  as  non-

clearing broker and with Carr, as clearing broker in separate  futures interest  trading accounts, and are used by the Partnership as  margin to engage in futures interest trading.  Such assets are held in either non-interest  bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held by  DWR  and  Carr may be used as margin solely for the  Partnership's trading.  Since the Partnership's sole purpose is to trade in  futures interests,  it is expected that the Partnership will continue  to  own such liquid assets for margin purposes.



The Partnership's investment in futures interests may be illiquid.  If the  price  of  a  futures  contract for a  particular  commodity  has increased  or  decreased  by an amount equal  to  the  "daily  limit,"

positions in the commodity can neither be taken nor liquidated  unless traders  are  willing  to  effect  trades  at  or  within  the  limit.

Commodity  futures prices have occasionally moved the daily limit  for

several  consecutive  days with little or  no  trading.   Such  market

conditions could prevent the Partnership from promptly liquidating its commodity futures positions and result in restrictions on redemptions.



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



Capital Resources - The Partnership does not have, nor does it  expect to  have,  any capital assets.  Redemptions and exchanges of Units  of

Limited  Partnership Interest in the future will affect the amount  of funds  available  for  investment in futures interests  in  subsequent periods.  Since they are at the discretion of the Limited Partners, it is  not possible to estimate the amount, and therefore, the impact  of future redemptions and exchanges.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter ended June 30, 1998, the Partnership recorded  total trading revenues including interest income of $4,703,896 and posted an increase in Net Asset Value per Unit.  The most significant gains were recorded  in  the currency markets during May from short Japanese  yen positions as the value of the yen reached its lowest level relative to the U.S. dollar since 1991. Additional gains were recorded during June from  short  South  African rand positions as its value  also  trended lower versus the U.S. dollar despite intervention by the South African government. Currency gains were also recorded from trading the Swedish krona

and  Australian dollar throughout the quarter.  In soft  com-modities,

gains were recorded from short coffee futures positions
as  prices  moved  lower during April and June.   Smaller  gains  were

recorded  during  the  second quarter in the agricultural  and  metals

markets  from short positions in corn, wheat and aluminum futures.   A

portion  of these gains was offset by losses in the financial  futures markets  during  April and June. In April, losses were  recorded  from long  global  bond  futures  positions  as  Australian,  Japanese  and

European  interest rate futures prices reversed lower  after  trending higher previously.  The previous trend higher in global interest  rate futures prices re-emerged during May.  However, additional losses were recorded during June as this upward move reversed sharply lower during mid-month  in reaction to the Federal Reserve's intervention  to  halt

the  downward  slide  of  the Japanese yen.   Additional  losses  were

recorded  from  trading global stock index futures  during  April  and

June.   Smaller losses were recorded in the energy markets from  short natural  gas  futures positions as prices reversed higher during  June after  trending lower previously.  Total expenses for the three months ended  June  30,  1998 were $3,256,275, resulting  in  net  income  of

$1,447,621.   The  value  of an individual  Unit  in  the  Partnership

increased from $967.67 at March 31, 1998 to $979.82 at June 30, 1998.



For the six months ended June 30, 1998, the Partnership recorded total trading  revenues  including interest income  of  $720,240  and  after

expenses  posted  a decrease in Net Asset Value per  Unit.   The  most

significant  net  trading losses were recorded in the  metals  markets during the first quarter from long silver futures positions as silver prices reversed lower in February after rallying higher  during January. Additional losses were recorded  from  trading

gold  futures  during  much of the first half of  the  year.   Smaller

losses were recorded from trading base metals futures during March and

May.   In financial futures, losses recorded during the second quarter from  short  Nikkei  Index futures positions, as  well  as  from  long

Australian  bond  futures positions more than offset profits  recorded during  the  first quarter from long European bond futures  positions.

In  currency  trading, significant losses recorded  during  the  first quarter  due  primarily to short-term volatility in the value  of  the

Japanese yen were offset during the second quarter by gains from short

Japanese  yen  positions as its value moved dramatically lower  during

May.   Additional currency gains recorded in the second  quarter  from trading  the  Swedish  krona  and South  African  Rand  offset  losses recorded  in  European currencies during the first six months  of  the

year.   Additionally,  trendless movement in  soybean  futures  prices

during   January  and  March  resulted  in  smaller  losses  for   the

Partnership.   A portion of the Partnership's overall losses  for  the

first  half  of  the  year  was offset by gains  in  soft  commodities recorded  from  short sugar futures positions as prices trended  lower during January and February and from short coffee futures positions as prices  trended lower during April and June.  Total expenses  for  the six  months ended June 30, 1998 were $6,705,852, resulting  in  a  net

loss  of  $5,985,612.   The  value  of  an  individual  Unit  in   the

Partnership decreased from $1,020.54 at December 31, 1997  to  $979.82 at June 30, 1998.

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended  June 30, 1997 the Partnership  posted  total trading  losses  net  of interest income of $6,431,343  and  posted  a decrease  in  Net Asset Value per Unit.  Losses were recorded  in  the financial  futures markets during April from short positions  in  U.S.

interest rate futures as prices moved higher late in the month.   This

upward  price move resulted in the Partnership establishing  new  long positions, which recorded additional losses in May as prices  finished the  month lower.  Smaller losses were recorded as a result of similar choppy  price movement in European interest rate futures during  April

and  May.   A  portion of these losses was offset in  June  from  long global  interest rate and stock index futures positions as  prices  in these markets moved higher.  Trading losses were also recorded in  the energy  and  metals markets as oil and gas prices,  as  well  as  base metals prices, moved in a choppy pattern throughout a majority of  the

quarter.   Smaller  losses were recorded in the  currency  markets  as gains experienced from a strengthening in the value of the U.S. dollar versus  the Japanese yen during April were more than offset by  losses recorded  from transactions involving the Swiss franc during June  and from  transactions  involving the Canadian dollar  and  British  pound

during  May.   A portion of the Partnership's overall losses  for  the

quarter  was  offset  by gains experienced from  long  coffee  futures positions as coffee prices trended higher during April and May.  Gains recorded  from short soybean and corn futures positions, as prices  in these  markets moved lower during June, also helped to mitigate losses during  the  quarter.  Total expenses for the three months ended  June

30, 1997 were $4,324,739, resulting in a net
loss  of  $10,756,082.   The  value  of  an  individual  Unit  in  the

Partnership  decreased from $978.08 at March 31, 1997  to  $914.38  at

June 30, 1997.



For  the six months ended June 30, 1997 the Partnership recorded total trading  revenues including interest income of $10,276,764 and  posted an increase in Net Asset Value per Unit.  The most significant trading gains  were  recorded  in  the currency  markets  as  a  result  of  a strengthening  in  the  value of the U.S.  dollar  during  the  period

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

April.   Losses were also recorded from trading energy futures  during the  second  quarter  as oil and gas prices moved  without  consistent

direction.   Smaller losses were recorded in metals as gains  recorded

from short gold futures positions during January were more than offset by  losses  in base metals futures trading during the second  quarter.

Total expenses for the six months ended June 30, 1997 were $8,942,925,

resulting  in  net income of $1,333,839.  The value of  an  individual

Unit in
the Partnership increased from $911.49 at December 31, 1996 to $914.38 at June 30, 1997.

                     PART II.   OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

               Reports on Form 8-K. - No such reports have been filed for the quarter ended June 30, 1998.

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




                             Dean Witter Diversified Futures
                             Fund Limited Partnership (Registrant)

                             By: Demeter Management Corporation
                                (General Partner)

August 12, 1998               By:  /s/ Lewis A. Raibley, III
                                       Lewis A. Raibley, III
                                       Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.