Form 10-Q
period 1998-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 1998-11-12
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                     September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1998
     (Unaudited) and December 31, 1997.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 1998 and 1997
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-21

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................22

Item 6. Exhibits and Reports on Form 8-K..................22





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                             122,164,738   127,701,224
  Net  unrealized  gain on open contracts     14,494,666    20,68
4,288

 Total Trading Equity             136,659,404   148,385,512

 Interest receivable (DWR)            432,303       497,966
 Due from DWR                        -                    89,180

 Total Assets                     137,091,707   148,972,658


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,734,131         2,976,998
 Accrued management fee (DWFCM)      332,224          352,057
 Administrative expenses payable       134,429           91,980

 Total Liabilities                 2,200,784      3,421,035


Partners' Capital

 Limited Partners (119,170.919 and
  140,342.310 Units, respectively) 132,359,393  143,225,512
 General Partner (2,279.285 Units)    2,531,530      2,326,111

 Total Partners' Capital         134,890,923    145,551,623

  Total  Liabilities and Partners' Capital   137,091,707    148,9
72,658


NET ASSET VALUE PER UNIT            1,110.67          1,020.54

          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
       Realized                         13,754,762      2,501,495
Net change in unrealized           4,251,523   7,003,329

      Total Trading Results       18,006,285   9,504,824

 Interest Income (DWR)             1,252,583   1,572,409

      Total Revenues              19,258,868  11,077,233


EXPENSES

   Brokerage   commissions  (DWR)         1,924,648     2,477,991
Management   fees   (DWFCM)                937,142      1,098,735
Transaction   fees   and  costs             153,042       208,337
Administrative expenses               41,000           51,000

      Total Expenses               3,055,832   3,836,063

NET INCOME                        16,203,036   7,241,170


NET INCOME ALLOCATION

 Limited Partners                 15,904,803   7,137,732
    General Partner                  298,233      103,438

NET INCOME PER UNIT

                         Limited                         Partners
130.85                                       45.38
                          General                         Partner
130.85                                    45.38

          The accompanying notes are an integral part of these financial statements.


     DEAN  WITTER  DIVERSIFIED FUTURES FUND  LIMITED  PARTNERSHIP
STATEMENTS OF OPERATIONS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                       22,181,034        9,092,269
Net change in unrealized         (6,189,622)   7,286,059

      Total Trading Results     15,991,412     16,378,328

 Interest Income (DWR)           3,987,696      4,975,667

      Total Revenues            19,979,108     21,353,995


EXPENSES

 Brokerage commissions (DWR)     6,198,178      8,391,865
 Management fees (DWFCM)         2,952,220     3,559,022
 Transaction fees and costs        500,286       684,099
 Administrative expenses           111,000        144,000

      Total Expenses             9,761,684      12,778,986

NET INCOME                      10,217,424       8,575,009


NET INCOME ALLOCATION

 Limited Partners               10,012,005      8,464,990
 General Partner                   205,419       110,019


NET INCOME PER UNIT

 Limited Partners                    90.13          48.27
 General Partner                     90.13         48.27


          The accompanying notes are an integral part of these financial statements.


     DEAN  WITTER  DIVERSIFIED FUTURES FUND  LIMITED  PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1996  179,581.091            $161,609,600          $2,077,555
$163,687,155

Net Income             -                   8,464,990     110,019      8,575,009

Redemptions          (29,651.298)            (28,365,038)                  -
(28,365,038)

Partners' Capital
 September 30, 1997    149,929.793          $141,709,552         $2,187,574
$143,897,126




Partners' Capital
 December 31, 1997  142,621.595            $143,225,512          $2,326,111
$145,551,623

Net Income            -                    10,012,005            205,419
10,217,424

Redemptions          (21,171.391)            (20,878,124)                 -
(20,878,124)

Partners' Capital
 September 30, 1998 121,450.204            $132,359,393          $2,531,530
$134,890,923








           The accompanying notes are an integral part of these financial statements.



    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net   income                         10,217,424                 8
,575,009
Noncash item included in net income:
      Net  change  in  unrealized       6,189,622               (
7,286,059)

(Increase) decrease in operating assets:
    Interest receivable (DWR)        65,663              65,474
    Due from DWR                     89,180              (49,418)

Increase (decrease) in operating liabilities:
        Accrued     management     fee     (DWFCM)       (19,833)
(99,655)
    Administrative expenses payable  42,449              48,949
    Accrued brokerage commissions (DWR)-                 134,695
       Accrued    transaction   fees    and    costs            -
(4,890)

Net  cash  provided  by  operating  activities   16,584,505     1
,384,105


CASH FLOWS FROM FINANCING ACTIVITIES

   Decrease  in  redemptions  payable    (1,242,867)            (
206,383)
   Redemptions  of  units             (20,878,124)              (
28,365,038)


Net  cash  used  for  financing  activities   (22,120,991)      (
28,571,421)

Net   decrease  in  cash               (5,536,486)              (
27,187,316)

Balance  at  beginning  of  period   127,701,224                1
66,737,088

Balance  at  end  of  period         122,164,738                1
39,549,772



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

(collectively,  "futures interests").   The  general  partner  is

Demeter  Management  Corporation ("Demeter").   The  non-clearing

commodity  broker  is  Dean  Witter  Reynolds  Inc.  ("DWR"),  an affiliate  of  Demeter.  The clearing commodity  broker  is  Carr

Futures Inc. ("Carr"), providing clearing and execution services.

The  trading  manager  who makes all trading  decisions  for  the

Partnership  is  Dean Witter Futures & Currency Management,  Inc.

("DWFCM",  or "Trading Manager"), also an affiliate  of  Demeter.

Demeter,  DWR and DWFCM are wholly-owned subsidiaries  of  Morgan

Stanley Dean Witter & Co. ("MSDW").


2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as needed.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.  Management and incentive fees (when applicable) incurred by the Partnership are paid to DWFCM.



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

rate  volatility.  At September 30, 1998 and December  31,  1997,

open contracts were:

                             Contract or Notional Amount
                          September 30, 1998 December 31, 1997
                                    $                   $

Exchange-Traded-Contracts
 Financial Futures:
   Commitments to Purchase      306,945,000       44,959,000
   Commitments to Sell            8,987,000            -
 Commodity Futures:
   Commitments to Purchase       17,904,000        6,287,000
   Commitments to Sell           16,471,000       94,480,000
 Foreign Futures:
   Commitments to Purchase      843,606,000      305,847,000
   Commitments to Sell           56,661,000       68,688,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      605,394,000      282,748,000
   Commitments to Sell          397,755,000      546,818,000

A portion of the amounts indicated as off-balance-sheet risk in

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the Statements of Financial Condition and totaled $14,494,666 and

$20,684,288  at  September  30,  1998  and  December  31,   1997,

respectively.



Of  the  $14,494,666  net unrealized gain on  open  contracts  at

September   30,  1998,  $16,071,635  related  to  exchange-traded

futures contracts and $(1,576,969) related to off-exchange-traded forward currency contracts.



Of  the  $20,684,288  net unrealized gain on  open  contracts  at

December 31, 1997, $7,311,878 related to exchange-traded  futures contracts and $13,372,410 related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1998 and December 31, 1997 mature  through  March

1999  and  June 1998, respectively.  Off-exchange-traded  forward currency

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


contracts  held  by  the Partnership at September  30,  1998  and

December  31, 1997 mature through December 1998 and  April  1998,

respectively.



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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded-futures  contracts,  are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds, in the aggregate, totaled $138,236,373 and $135,013,102 at

September  30,  1998  and December 31, 1997,  respectively.  With respect to the Partnership's off-exchange-traded forward currency

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



For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                      September 30, 1998
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
  Financial Futures                121,427,000       42,799,000
  Commodity Futures                  6,950,000       57,618,000
  Foreign Futures                  374,950,000      145,602,000
Off-Exchange-Traded Forward
 Currency Contracts                586,496,000      641,597,000

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established  for  the  Trading

Manager  and are used by the Partnership as margin to  engage  in futures  interest trading.  Such assets are held in  either  non-

interest bearing bank accounts or in securities approved  by  the

CFTC  for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr  may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole  purpose  is

to   trade  in  futures  interests,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to  time, be illiquid. Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits."  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign  currency.  The  markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating unfavorable  positions  in  such markets  and  subjecting  it  to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have,  any  capital assets.  Future  redemptions  and exchanges  of Units of Limited Partnership Interest  will  affect the amount of funds available for investment in futures interests in  subsequent periods.  Since they are at the discretion of  the

Limited Partners, it is not possible to estimate the amount,  and therefore, the impact of future redemptions and exchanges.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$19,258,868 and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets during August and September as investors sought the safety of fixed income investments in response to anticipated interest  rate cuts by the U. S. Federal Reserve and  significant volatility  in the global financial markets.  As a result,  gains were  recorded from long global interest rate futures  positions,

particularly  U.S., Japanese and European bond futures.   Smaller

gains  were  recorded from long positions in Australian  interest rate  futures  as  prices in these markets also  trended  higher.

Additional  gains  were recorded during July and  August  in  the agricultural  markets  from short positions  in  corn  and  wheat futures  as  grain  prices  continued  their  downward  trend  as supplies remained abundant.  These gains were partially offset by losses  recorded in the currency markets from long British  pound positions  as  its value moved lower in response  to  uncertainty about  economic  developments and interest rate  policy  in  that

country.   These losses, coupled with additional currency  losses

recorded  from transactions involving the Australian  dollar  and

Swedish krona during September, more than offset gains from  long

German  mark  positions.  Additional losses were recorded  during

July and September in the metals markets from short aluminum  and copper  futures  positions as base metals prices reversed  higher early  in the quarter.  Total expenses for the three months ended

September  30, 1998 were $3,055,832, resulting in net  income  of

$16,203,036.  The value of an individual Unit in the  Partnership increased from $979.82 at June 30, 1998 to $1,110.67 at September

30, 1998.

For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$19,979,108 and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded in the financial futures markets  during the first and third quarters from  long  European

interest   rate  futures  positions.   Additional  profits   were

recorded from long positions in U.S. and Japanese bond futures as prices  in  these  markets also trended higher during  the  third

quarter.   Smaller  gains were recorded in soft commodities  from

short  sugar  futures  positions as prices trended  lower  during

January,  February and September.  A portion of these  gains  was offset  by losses in the metals and currency markets.  In metals,

losses  were  recorded during the first quarter from long  silver futures  positions  as  silver  prices  reversed  lower  in  late

February  after  rallying higher during January.   In  September,

additional  losses  were  recorded  from  short  silver   futures

positions  as  precious  metals  prices  moved  higher   due   to

uncertainty  in global stock markets and in the wake of  reported

difficulties  with  several  major  hedge  funds.   During  July,

smaller  losses  were  recorded from short  aluminum  and  copper

futures  positions  as base metals prices  reversed  higher.   In

currency   trading,   losses  were  recorded  from   transactions

involving the British pound as its value moved without consistent

direction  during the first nine months of the year.   Additional

currency  losses  were  recorded during  the  first  quarter  due primarily to short-term volatility caused by the economic instability in the Far East. During January, the upward trend in the  value of the U.S. dollar reversed lower in response  to  the

Japanese  government's proposed economic stimulus  package,  thus resulting in losses for previously established short Japanese yen positions.  Additional currency losses were recorded in  February as  the  value  of  the  yen moved without consistent  direction.

Total expenses for the nine months ended September 30, 1998  were

$9,761,684, resulting in net income of $10,217,424.  The value of an individual Unit in the Partnership increased from $1,020.54 at

December 31, 1997 to $1,110.67 at September 30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total  trading revenues including  interest  income  of

$11,077,233 and posted an increase in Net Asset Value  per  Unit.

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

In   soft  commodities  and  agricultural  markets,  losses  were recorded as a result of short-term volatile price movement  in  a majority  of the markets traded, particularly cocoa,  cotton  and

corn   futures.   Total  expenses  for  the  three  months  ended

September  30, 1997 were $3,836,063, resulting in net  income  of

$7,241,170.   The value of an individual Unit in the  Partnership

increased  from $914.38 at June 30, 1997 to $959.76 at  September

30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$21,353,995 and posted an increase in Net Asset Value  per  Unit.

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

March  and  May.  In metals, gains experienced  from  short  gold futures  positions  in January and July, from long  zinc  futures positions  in July and long silver futures positions in September more  than offset losses recorded from base metals futures during

the  second  quarter.    A  portion of the Partnership's  overall

gains  for the first nine months of the year was offset by losses from  trading energy futures as oil and gas prices moved  without consistent  direction for a majority of the year.  One  exception in  the  energy  complex  was natural gas futures  prices,  which increased during the third quarter, thus resulting in gains  from

long  positions.   In  soft  commodities,  losses  recorded  from

trading  cocoa, cotton and sugar futures during the third quarter offset  profits recorded during the first half of the  year  from long  coffee futures positions.  In agricultural markets,  losses were  recorded from trading corn futures during the third quarter and  soybean oil during the first half of the year.  In financial futures, trading gains recorded from short Nikkei Index and  long global  interest rate futures during the third quarter more  than offset the losses experienced in global interest rate futures  as a  result  of short-term price volatility during the  first  four months  of  the year.  Total expenses for the nine  months  ended

September  30, 1997 were $12,778,986, resulting in net income  of

$8,575,009.   The value of an individual Unit in the  Partnership

increased  from  $911.49  at December  31,  1996  to  $959.76  at

September 30, 1997.

Year 2000 Problem -  Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the  Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and clearing organizations through which it trades, Carr, or the

Trading  Manager - could result in a material financial  risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Manager,  Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Manager.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid  any  adverse  impact  to  the  Partnership,  whether  from failures  in  their own computer systems or those  of  Carr,  the

Trading Manager or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue to exist but only as a fixed denomination of the
euro.   Conversion to the euro will prevent the  Trading  Manager

from  trading in certain currencies and thereby limit its ability to  take  advantage of potential market opportunities that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                  PART II.   OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the  quarter  ended

March 31, 1998.



Item 6.   Exhibits and Reports on Form 8-K

Reports on Form 8-K. - No reports have been filed for the quarter ended September 30, 1998.

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




                             Dean Witter Diversified Futures
                             Fund Limited Partnership (Registrant)

                             By: Demeter Management Corporation
                                (General Partner)

November 11, 1998             By:  /s/ Lewis A. Raibley, III
                                       Lewis A. Raibley, III
                                       Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.