Form 10-Q
period 1999-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 1999-05-14
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

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

                       March 31, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 1999 and 1998
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited)...................5

     Notes to Financial Statements (Unaudited)......... 6-10

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . .. . . . . . . . . 18-29

Part II. OTHER INFORMATION

Item 1. Legal Proceedings...............................  30

Item 6. Exhibits and Reports on Form 8-K..................30












                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                            113,520,811      127,547,473
  Net  unrealized gain on open contracts      1,766,338       1,7
84,289

      Total Trading Equity       115,287,149      129,331,762

Interest receivable (DWR)            340,913          386,989
Due from DWR                         179,122                -

      Total Assets               115,807,184      129,718,751

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               2,114,889        1,455,425
 Accrued management fee (DWFCM)      301,000          311,965
 Administrative expenses payable      104,742         104,784

      Total Liabilities            2,520,631        1,872,174


Partners' Capital

 Limited Partners (110,061.794 and
  115,656.499 Units, respectively) 110,988,085  125,375,751
 General Partner (2,279.285 Units)    2,298,468     2,470,826

 Total Partners' Capital           113,286,553  127,846,577

 Total Liabilities and Partners' Capital  115,807,184129,718,751


NET ASSET VALUE PER UNIT             1,008.42      1,084.04

          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                        (6,915,701)    19,956,638
Net change in unrealized            (17,951)    (25,369,010)
      Total Trading Results      (6,933,652)  (5,412,372)
 Interest Income (DWR)           1,067,425      1,428,716
      Total Revenues            (5,866,227)     (3,983,656)

EXPENSES

 Brokerage commissions (DWR)     1,840,522    2,193,253
   Management   fee   (DWFCM)              918,066      1,061,876
Transaction  fees  and  costs          145,990            163,448
Administrative expenses             35,000          31,000
      Total Expenses             2,939,578      3,449,577

NET LOSS                         (8,805,805)   (7,433,233)

NET LOSS ALLOCATION

   Limited   Partners                  (8,633,447)    (7,312,715)
General            Partner                              (172,358)
(120,518)

NET LOSS PER UNIT

                         Limited                         Partners
(75.62)                                            (52.87)
                          General                         Partner
(75.62)                                           (52.87)



          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
     December  31,  1997     142,621.595$143,225,512   $2,326,111
$145,551,623

Net  Loss                       -              (7,312,715)     (1
20,518)                      (7,433,233)

Redemptions                (6,532.103)     (6,428,825)          -
(6,428,825)

Partners' Capital
   March 31, 1998         136,089.492$129,483,972       $2,205,593
$131,689,565



Partners' Capital,
    December  31, 1998     117,935.784$125,375,751$2,470,826    $
127,846,577

Net   Loss                       -      (8,633,447)     (172,358)
(8,805,805)

Redemptions               (5,594.705)    (5,754,219)            -
(5,754,219)
Partners' Capital
     March  31,  1999         112,341.079  $110,988,085$2,298,468
$113,286,553








           The accompanying notes are an integral part of these financial statements.


    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net     loss                                          (8,805,805)
(7,433,233)
Noncash item included in net  loss:
        Net     change     in    unrealized                17,951
25,369,010
(Increase) decrease in operating assets:
    Interest receivable (DWR)        46,076                43,756
Due from DWR                        (179,122)            (54,215)

Increase (decrease) in operating liabilities:
        Accrued     management     fee     (DWFCM)       (10,965)
(7,110)
        Administrative    expenses    payable                (42)
7,414

Net cash provided by (used for) operating activities  (8,931,907)
17,925,622


CASH FLOWS FROM FINANCING ACTIVITIES

Increase   (decrease)   in   redemptions   payable        659,464
(251,032)
Redemptions        of        units                    (5,754,219)
(6,428,825)
Net    cash   used   for   financing   activities     (5,094,755)
(6,679,857)
Net     increase     (decrease)     in     cash      (14,026,662)
11,245,765
Balance      at     beginning     of     period       127,547,473
127,701,224

Balance      at      end     of     period            113,520,811

138,946,989




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

Futures   Fund  Limited  Partnership  (the  "Partnership").   The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1998  Annual

Report on Form 10-K.


1. Organization

Dean  Witter  Diversified Futures Fund Limited Partnership  is  a

limited  partnership  organized  to  engage  primarily   in   the

speculative  trading  of futures and forward contracts,  physical commodities  and  other  commodity  interests  including  foreign currencies,  financial instruments, metals, energy  products  and

agriculturals (collectively, "futures interests").   The  general

partner  for  the  Partnership is Demeter Management  Corporation

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

Currency  Management  Inc. ("DWFCM" or  the  "Trading  Manager").

Demeter,  DWR and DWFCM are wholly-owned subsidiaries  of  Morgan

Stanley Dean Witter & Co. ("MSDW").

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a prevailing  rate  on

U.S.  Treasury bills. The Partnership pays brokerage  commissions to  DWR.  Management and incentive fees (if any) incurred by  the

Partnership are paid to DWFCM.



3.  Financial Instruments

The  Partnership  trades futures and forward contracts,  physical commodities  and  other  commodity  interests  including  foreign currencies,  financial instruments, metals, energy  products  and

agriculturals.   Futures  and forwards  represent  contracts  for

delayed delivery of an instrument at a specified date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective for fiscal years beginning after June 15, 1999.  The

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $1,766,338 and

$1,784,289 at March 31, 1999 and December 31, 1998, respectively.

Of  the $1,766,338 net unrealized gain on open contracts at March

31, 1999, $1,629,264 related to exchange-traded futures contracts and  $137,074  related  to off-exchange-traded  forward  currency contracts.



Of  the  $1,784,289  net unrealized gain  on  open  contracts  at

December 31, 1998, $6,485,141 related to exchange-traded  futures contracts and $(4,700,852) related to off-exchange-traded forward currency contracts.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1999 and December 31, 1998 mature through June  1999.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership  at  March  31,  1999 and December  31,  1998  mature through June 1999 and March 1999, respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets.  Exchange-traded  futures  contracts   are

marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. Each of DWR and Carr, as  a  futures commission  merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the aggregate, totaled $115,150,075 and $134,032,614 at March 31,

1999 and December 31, 1998, respectively.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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



Capital  Resources. The Partnership does not have,  nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited  Partnership  Interest ("Unit(s)")  will  affect  the amount of funds available for investment in futures interests  in

subsequent  periods.   Since they are at the  discretion  of  the

Limited Partners, it is not possible to estimate the amount,  and therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses net of interest income of  $5,866,227  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses were experienced in the global interest  rate futures  markets throughout a majority of the quarter from  short

Japanese  government bond futures positions as  prices  increased amid  growing  speculation that the Bank of Japan may  underwrite

Japanese  government bonds.  Fears that a rise in  Japanese  bond yields would lead many Japanese money managers to repatriate assets from foreign investments to yen-denominated debt also pushed  prices  higher.  Additional losses were  recorded  during

February  and  March  from short German government  bond  futures

positions   as   prices  increased  on  reports  that   Germany's

industrial  production  showed a sharp increase,  creating  hopes

that  Europe's  biggest economy could be strengthening.   In  the

currency  markets, losses were recorded throughout a majority  of the  quarter from long Australian dollar positions as  its  value dropped  significantly relative to the U.S. dollar on speculation regarding  potential currency devaluations in the  Asian  region.

Losses  recorded  from  short British pound  positions  in  March offset  profits  recorded in February as its  value  strengthened versus the U.S. dollar as the market scaled back the chances of a

British  interest rate cut following an announcement of a  budget that  was  more  generous than expected.  In the metals  markets,

losses  were  experienced during March from long  silver  futures positions  as prices retreated after Berkshire Hathaway's  annual report  failed  to provide any new information on  the  company's

silver  positions.   In  soft commodities, losses  were  recorded

during March from short positions in coffee futures as prices  in this  market  surged late in the month as options-related  buying triggered  waves  of buy-stops at several key resistance  levels,

attracting  fund  short-covering.   In  the  global  stock  index

futures  markets,  losses were experienced during  February  from long  S&P  500 Index futures positions as domestic equity  prices moved  lower  on  concerns  that the Federal  Reserve  may  raise interest  rates in an effort to control inflation.  These  losses were partially offset by gains recorded in the energy markets during March from long positions in crude and heating oil futures as prices moved significantly higher which was largely attributed to  the news that both OPEC and non-OPEC countries had reached an agreement  to  cut  total  output by  approximately  two  million barrels  a day beginning April 1st.  In the agricultural markets,

gains  were  recorded  during January  and  February  from  short futures  positions  in soybeans and soybean  products  as  prices declined  to 23-year lows in reaction to a healthy South American crop  outlook, weak world demand and fears that Brazil will flood

the  market in an effort to support their ailing economy.   Total

expenses  for  the  three  months  ended  March  31,  1999   were

$2,939,578, resulting in a net loss of $8,805,805.  The value  of a Unit decreased from $1,084.04 at December 31, 1998 to $1,008.42 at March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  losses net of interest income of  $3,983,656  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant   losses  were  recorded  in  currency  markets   due

primarily  to  short-term  volatility  caused  by  the   economic

instability in the Far East.  During January, the upward trend in the  value of the U.S. dollar reversed lower in response  to  the

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

March  resulted in losses for the Partnership.  A portion of  the

Partnership's overall losses for the quarter was offset by  gains in  financial  futures  trading.  The most significant  of  these gains were recorded from long European bond futures positions, as well  as from long S&P 500 Index futures positions, as prices  in these  markets  trended  higher  throughout  a  majority  of  the quarter.  In the soft commodities and energy markets, gains  were recorded  from  short  sugar and crude oil futures  positions  as prices trended lower during January and February before reversing higher  during March. Total expenses for the three  months  ended

March  31,  1998  were $3,449,577, resulting in  a  net  loss  of

$7,433,233.   The  value of a Unit decreased  from  $1,020.54  at

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

Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.

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



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.

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

Trading Manager in their daily risk management activities.



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization was  approximately  $113 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Currency                      (1.91)%

     Interest Rate                 (0.89)

     Equity                        (0.77)

      Commodity                         (0.98)

      Aggregate Value at Risk      (2.26)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the composition of its portfolio of open positions can change significantly over any given time period or even within a single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total net  assets for the four quarterly reporting periods from April  1,

1998 through March 31, 1999.



Primary Market Risk Category        High       Low     Average

Currency                           (2.42)%   (0.93)%   (1.80)%

Interest Rate                      (1.81)    (0.57)    (1.24)

Equity                             (0.77)    (0.24)    (0.47)

Commodity                          (1.12)    (0.65)    (0.96)

Aggregate Value at Risk            (3.33)%   (1.41)%   (2.43)%


Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at March 31, 1999 and for the  end  of  the  four quarterly  reporting periods from April 1, 1998 through  March  31,

1999.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage and monitor risk and there can

be  no  assurance  that  the  Partnership's  actual  losses  on   a

particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.

Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as

any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

89%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

Partnership trades in a large number of currencies, including cross-

rates  i.e., positions between two currencies other than  the  U.S.

dollar.   For  the  first quarter of 1999, the Partnership's  major

exposures were in the Euro currency crosses and outright US  dollar

positions.   (Outright positions consist of  the  U.S.  dollar  vs.

other  currencies.  These other currencies include  the  major  and

minor  currencies).   Demeter does not  anticipate  that  the  risk

profile   of   the  Partnership's  currency  sector   will   change

significantly in the
future.  The currency trading Value at Risk figure includes foreign margin  amounts  converted into U.S. dollars  with  an  incremental adjustment to reflect the exchange rate risk inherent to the dollar-

based  Partnership  in  expressing Value at Risk  in  a  functional currency other than dollars.

     Interest Rate. The second largest exposure this quarter was in the  interest  rate  sector.  Exposure was spread  across  the  US,

Swiss,  Australian, and Japanese interest rate  sectors.   Interest

rate  movements  directly affect the price of  the  sovereign  bond futures positions held by the Partnership and indirectly affect the value  of  its  stock index and currency positions.  Interest  rate movements  in  one  country  as  well  as  relative  interest  rate movements  between  countries materially impact  the  Partnership's profitability.  The Partnership's primary interest rate exposure is generally  to  interest rate fluctuations in the G-7 countries  and

Australia.  Demeter  anticipates that G-7 and  Australian  interest rates  will  remain  the  primary interest  rate  exposure  of  the

Partnership  for the foreseeable future.  The changes  in  interest rates,  which have the most effect on the Partnership, are  changes in  long-term  and medium-term instruments.  Consequently,  even  a material change in short-term rates would have little effect on the

Partnership, were the medium to long term rates to remain steady.

      Equity.  The Partnership's equity exposure on March 31,  1999 was  limited to price risk in the Nikkei index (Japan).  The  stock index  futures  traded by the Partnership are  by  law  limited  to futures  on broadly based indices.  Demeter anticipates little,  if

any,  trading  in  non  G-7  stock  indices.   The  Partnership  is

primarily
exposed  to  the risk of adverse price trends or static markets  in the  U.S.  and Japanese indices.  (Static markets would  not  cause

major   market  changes  but  would  make  it  difficult  for   the

Partnership to avoid being "whipsawed" into numerous small losses).

     Commodity.

         Metals.   The third largest exposure was in the  base  and

precious  metals markets.  While the Partnership's  primary  metals market exposure in the first quarter of 1999 was to fluctuations in the  prices of base metals, exposure in the gold and silver markets impacted  the portfolio as well.  The Partnership aims  to  equally weight  market exposure in the metals as much as possible,  however base  metals, during period of volatility, will affect  performance

more  dramatically  than  the  precious  metals  markets.   Demeter

anticipates  that  the base metals will remain the  primary  metals market exposure of the Partnership.

     Energy.   On March 31, 1999, the Partnership's energy exposure

was shared by futures contracts in the oil and natural gas markets.

Price movements in these markets result from political developments

in   the   Middle  East,  weather  patterns,  and  other   economic

fundamentals.   As oil prices have broken out of low  price  ranges

achieved  in 1998, it is possible that volatility will increase  as well.  Significant profits and losses have been and are expected to continue  to  be experienced in this market.  Natural gas,  also  a primary energy market exposure, has exhibited more volatility  than the oil markets on an intra day and daily basis.  It is expected to continue this choppy pattern.

      Soft  Commodities and Agriculturals.  On March 31, 1999,  the

Partnership had a reasonable amount of exposure in the markets that comprise these sectors.  Most of the exposure, however, was in  the grain  and  bean  markets.  Supply and demand inequalities,  severe weather  disruption and market expectations affect price  movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership as of March 31, 1999:

     Foreign Currency Balances.  The Partnership's foreign currency balances  are in Japanese yen, British pounds, Euros, Swiss  Francs and  Australian dollars.  The Partnership controls the  non-trading risk  of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



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

Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Manager.

                  PART II.   OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's 1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



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




                            Dean Witter Diversified Futures
                            Fund Limited Partnership
                            (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

May 14, 1999                By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.