Form 10-Q
period 1999-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 1999-08-12
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                       June 30, 1999


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition June 30, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months ended June 30, 1999 and 1998
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................21-32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................33

Item 6. Exhibits and Reports on Form 8-K..................33




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             105,469,365   127,547,473
 Net unrealized gain on open contracts   2,874,272    1,784,289

      Total Trading Equity        108,343,637   129,331,762

Interest receivable (DWR)             320,447        386,989

           Total Assets            108,664,084  129,718,751


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 2,063,140    1,455,425
 Accrued management fees (DWFCM)      269,108       311,965
 Administrative expenses payable       142,742      104,784

      Total Liabilities              2,474,990    1,872,174


Partners' Capital

 Limited Partners (103,771.908 and
  115,656.499 Units, respectively)103,906,845   125,375,751
 General Partner (2,279.285 Units)    2,282,249     2,470,826

 Total Partners' Capital          106,189,094   127,846,577

 Total Liabilities and Partners' Capital  108,664,084 129,718,751

NET ASSET VALUE PER UNIT             1,001.31        1,084.04


          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                 For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                         169,760 (11,530,366)
    Net change in unrealized       1,107,934    14,927,865

      Total Trading Results        1,277,694  3,397,499

    Interest Income (DWR)            980,918    1,306,397

      Total Revenues               2,258,612   4,703,896


EXPENSES

      Brokerage   commissions   (DWR)      1,924,178    2,080,277
Management    fees   (DWFCM)                841,841       953,202
Transaction   fees   and   costs             134,760      183,796
Administrative expenses               38,000       39,000
      Total Expenses               2,938,779   3,256,275

NET INCOME (LOSS)                  (680,167)   1,447,621

NET INCOME (LOSS) ALLOCATION

       Limited    Partners                 (663,948)    1,419,917
General Partner                     (16,219)     27,704

NET INCOME (LOSS) PER UNIT

    Limited Partners                  (7.11)      12.15
    General Partner                   (7.11)      12.15

          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (6,745,941)  8,426,272
    Net change in unrealized     1,089,983    (10,441,145)

      Total Trading Results      (5,655,958)  (2,014,873)

    Interest Income (DWR)        2,048,343     2,735,113

      Total Revenues             (3,607,615)      720,240


EXPENSES

    Brokerage commissions (DWR)  3,764,700    4,273,530
    Management fees (DWFCM)      1,759,907    2,015,078
    Transaction fees and costs     280,750      347,244
    Administrative expenses         73,000         70,000

      Total Expenses             5,878,357     6,705,852

NET LOSS                        (9,485,972)     (5,985,612)


NET LOSS ALLOCATION

    Limited Partners             (9,297,395)  (5,892,798)
    General Partner                (188,577)     (92,814)


NET LOSS PER UNIT

    Limited Partners                 (82.73)      (40.72)
    General Partner                  (82.73)      (40.72)


          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital
   December   31,   1997    142,621.595              $143,225,512
$2,326,111                       $145,551,623

Net     Loss                 -                        (5,892,798)
(92,814)                         (5,985,612)
Redemptions             (14,691.074)                 (14,216,686)
-                                    (14,216,686)

Partners' Capital
   June   30,   1998       127,930.521               $123,116,028
$2,233,297                       $125,349,325




Partners' Capital
   December   31,   1998    117,935.784              $125,375,751
$2,470,826                       $127,846,577

Net     Loss                    -                     (9,297,395)
(188,577)                        (9,485,972)

Redemptions              (11,884.591)                (12,171,511)
-                                  (12,171,511)

Partners' Capital
   June   30,   1999       106,051.193               $103,906,845
$2,282,249                        $106,189,094







           The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss                          (9,485,972)              (
5,985,612)
 Noncash item included in net loss:
      Net  change  in  unrealized       (1,089,983)             1
0,441,145

 (Increase) decrease in operating assets:
    Interest receivable (DWR)          66,542            65,760
    Due from DWR                        -                (92,352)

 Increase (decrease) in operating liabilities:
    Accrued management fees (DWFCM)  (42,857)            (34,107)
        Administrative    expenses     payable             37,958
46,414

  Net  cash  provided  by  (used for)  operating  activities   (1
0,514,312)                                     4,441,248


CASH FLOWS FROM FINANCING ACTIVITIES


   Increase  (decrease)  in  redemptions  payable607,715        (
951,240)
      Redemptions      of      units                 (12,171,511)
(14,216,686)

   Net   cash   used   for  financing  activities    (11,563,796)
(15,167,926)

   Net  decrease  in  cash             (22,078,108)             (
10,726,678)

     Balance     at     beginning    of    period     127,547,473
127,701,224

     Balance     at     end    of    period           105,469,365
116,974,546





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

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

SFAS  No. 133 supersedes SFAS No. 119 and No. 105, which required

the   disclosure   of   average   aggregate   fair   values   and

contract/notional  values, respectively, of derivative  financial instruments for an entity which carries its assets at fair value.

The  application  of  SFAS No. 133 does not  have  a  significant effect on the Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $2,874,272 and

$1,784,289 at June 30, 1999 and December 31, 1998, respectively.



Of  the $2,874,272 net unrealized gain on open contracts at  June

30, 1999, $2,069,896 related to exchange-traded futures contracts and  $804,376  related  to off-exchange-traded  forward  currency contracts.



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

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Exchange-traded futures contracts held by the Partnership at June

30,  1999 and December 31, 1998 mature through December 1999  and

June  1999,  respectively.  Off-exchange-traded forward  currency contracts  held by the Partnership at June 30, 1999 and  December

31,   1998   mature  through  September  1999  and  March   1999,

respectively.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $107,539,261 and $134,032,614 at June 30,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $2,258,612 and,  after  expenses, posted a decrease in Net Asset  Value  per

Unit. The most significant net trading losses were experienced in the  metals  markets from long positions in copper  and  aluminum futures as base metals prices declined significantly during  late

May  amid  a  large supply, low demand and the possibility  of  a

production cut in the near future being judged unlikely.   During

June, additional losses were incurred in this market complex from short copper futures positions as prices moved higher due to a drop in warehouse stocks. In the global stock index futures markets, losses were recorded during mid-April and May from  long

S&P 500 Index futures positions as domestic equity prices dropped following  stronger-than-expected Consumer Price Index  data  and indications  by the Federal Open Market Committee that  the  U.S.

Federal  Reserve is shifting towards a tightening bias.   In  the

agricultural  markets,  losses were experienced  from  long  corn futures  positions as prices regressed in early April in reaction to reports by the USDA that the expected corn surplus will be one of  the  biggest in years and from declining demand in the  Asian markets.  These losses were partially offset by gains recorded in the  currency  markets during April and May  from  short  Swedish kroner positions as its value weakened versus the U.S. dollar  on speculation  as to when Sweden will join Europe's Monetary  Union and  due to a decline in oil prices.  In the global interest rate

futures   markets,  gains  were  recorded  from   long   Japanese

government  bonds  as  prices  rallied  during  April  after  the

Japanese  government proposed no new economic spending plans  and on comments by a Senior Finance Ministry official that the supply-

demand   balance  in  the  market  will  deteriorate.   In   soft

commodities,  gains  were  recorded  from  short  cotton  futures positions as prices dropped in late June on reports of beneficial rainfalls  across the Southeastern U.S.  In the  energy  markets,

gains  were  recorded during April from long natural gas  futures positions  as prices climbed following reports of an increase  in

storage  stocks  that was well-below market expectations.   Total

expenses   for  the  three  months  ended  June  30,  1999   were

$2,938,779, resulting in a net loss of $680,167.  The value of a

Unit  decreased from $1,008.42 at March 31, 1999 to $1,001.31  at

June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  losses net of interest income of  $3,607,615  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses were experienced in the metals  markets  from long  positions in copper and zinc futures as base metals  prices declined  significantly  in late May amid  a  large  supply,  low demand and the possibility of a production cut in the near future being  judged  unlikely.  During  June,  additional  losses  were incurred  in  this  market  complex  from  short  copper  futures positions  as  prices  moved higher due to a  drop  in  warehouse stocks.  In the global interest rate futures markets, losses were recorded  throughout a majority of the first quarter  from  short

Japanese bond futures positions as prices increased amid  growing speculation  that  the  Bank  of Japan  may  underwrite  Japanese

government  bonds.   Fears that a rise in  Japanese  bond  yields

would lead many Japanese money managers to repatriate assets from foreign  investments to yen-denominated debt also  pushed  prices

higher.   Additional  losses were recorded  during  February  and

March  from  short  German government bond futures  positions  as prices  increased on reports that Germany's industrial production showed  a  sharp  increase, creating hopes that Europe's  biggest economy could be strengthening.  In the currency markets,  losses were  experienced throughout a majority of the first quarter from

long   Australian   dollar  positions  as   its   value   dropped

significantly relative to the U.S. dollar on speculation regarding potential currency devaluations in the Asian region.

Losses  recorded  from  short British pound  positions  in  March offset  profits  recorded in February as its  value  strengthened versus the U.S. dollar as the market scaled back the chances of a

British  interest rate cut following an announcement of a  budget that  was more generous than expected.  In the global stock index futures  markets, losses were experienced during  February,  mid-

April  and  May  from  long S&P 500 Index  futures  positions  as domestic  equity prices moved lower on concerns that the  Federal

Reserve  may  raise  interest  rates  in  an  effort  to  control inflation, following stronger-than-expected Consumer Price  Index data and on indications by the Federal Open Market Committee that the  U.S. Federal Reserve is shifting towards a tightening  bias.

These  losses  were  partially offset by gains  recorded  in  the energy  markets  during March from long positions  in  crude  and heating oil futures as prices moved significantly higher on  news that both OPEC and non-OPEC countries had reached an agreement to cut  total  output  by approximately two million  barrels  a  day beginning  April  1st.  Total expenses for the six  months  ended

June  30,  1999  were $5,878,357, resulting  in  a  net  loss  of

$9,485,972.   The  value of a Unit decreased  from  $1,084.04  at

December 31, 1998 to $1,001.31 at June 30, 1999.



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

African rand positions as it value also trended lower versus  the

U.S. dollar despite intervention by the South African government.

Currency gains were also recorded from trading the Swedish  krona

and   Australian   dollar  throughout  the  quarter.    In   soft

commodities,  gains  were  recorded  from  short  coffee   future

positions  as prices moved lower during April and June.   Smaller

gains were recorded during the second quarter in the agricultural and  metals  markets  from short positions  in  corn,  wheat  and aluminum futures.  A portion of these gains was offset by  losses

in  the  financial  futures markets during April  and  June.   In

April,  losses  were  recorded  from  long  global  bond  futures positions  as  Australian, Japanese and  European  interest  rate futures  prices reversed lower after trending higher  previously.

The  previous trend higher in global interest rate futures prices re-emerged during May.  However, additional losses were  recorded during June as this upward move reversed sharply lower during mid-

month  in reaction to the Federal Reserve's intervention to  halt the  downward slide of the Japanese yen.  Additional losses  were recorded from trading global stock index futures during April and

June.   Smaller losses were recorded in the energy  markets  from

short  natural  gas futures positions as prices  reversed  higher during June after trending lower previously.  Total expenses  for the  three  months ended June 30, 1998 were $3,256,275, resulting in net income of $1,447,621.  The value of a Unit increased from

$967.67 at March 31, 1998 to $979.82 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total trading revenues including interest income of $720,240  and after  expenses  posted a decrease in Net Asset Value  per  Unit.

The  most  significant net trading losses were  recorded  in  the metals  markets during the first quarter from long silver futures positions  as  silver  prices reversed lower  in  February  after rallying  higher during January.  Additional losses were recorded from  trading gold futures during much of the first half  of  the

year.   Smaller  losses were recorded from  trading  base  metals

futures  during  March  and  May.  In financial  futures,  losses recorded  during  the  second quarter  from  short  Nikkei  Index futures  positions, as well as from long Australian bond  futures positions  more  than offset profits recorded  during  the  first quarter  from long European bond futures positions.  In  currency trading significant losses recorded during the first quarter  due primarily  to short-term volatility in the value of the  Japanese yen  were  offset during the second quarter by gains  from  short

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

Partnership's overall losses for the first half of the  year  was offset  by  gains in soft commodities recorded from  short  sugar futures positions as prices trended
lower  during January and February and from short coffee  futures

positions  as prices trended lower during April and June.   Total

expenses  for the six months ended June 30, 1998 were $6,705,852,

resulting  in a net loss of $5,985,612.  The value of a  Unit  in the Partnership decreased from $1,020.54 at December 31, 1997  to

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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and

Section  21E  of  the  Securities Exchange  Act  of  1934).   All

quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's   total  capitalization  was   approximately   $106

million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Currency                       (1.95)%

     Interest Rate                  (2.01)

     Equity                         (0.51)

     Commodity                      (0.93)

     Aggregate Value at Risk        (3.16)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from July  1,

1998 through June 30, 1999.



Primary Market Risk Category        High       Low     Average

Currency                           (1.95)%   (0.93)%    (1.69)%

Interest Rate                      (2.01)    (0.57)     (1.32)

Equity                             (0.77)    (0.24)     (0.45)

Commodity                          (1.07)    (0.65)     (0.91)

Aggregate Value at Risk            (3.16)%   (1.41)%    (2.38)%

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



The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis  at June 30, 1999 and for the end  of  the  four quarterly  reporting periods from July 1, 1998 through  June  30,

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

Partnership  also maintains a substantial portion  (approximately

83%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



Materiality,  as used throughout this section,  is  based  on  an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account

the   leverage,  optionality  and  multiplier  features  of   the

Partnership's market sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The  following  qualitative disclosures  regarding  the  Partner-

ship's  market risk exposures - except for (i) those  disclosures that  are statements of historical fact and (ii) the descriptions of  how the Partnership manages its primary market risk exposures

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

The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Currency. The primary trading risk exposure of the Partner-

ship  is  in  the  currency complex.  The Partnership's  currency exposure is to exchange rate fluctuations, primarily fluctuations

that   disrupt  the  historical  pricing  relationships   between

different  currencies and currency pairs.  Interest rate  changes as  well  as political and general economic conditions  influence these fluctuations.  The Partnership trades in a large number  of currencies,  including  cross-rates i.e., positions  between  two currencies other than the U.S. dollar. For the second quarter  of

1999, the Partnership's major exposures were in the Euro currency crosses  and  outright  US dollar positions  (outright  positions consists  of  the U.S. dollar vs. other currencies.  These  other currencies include the major and minor currencies).  Demeter does not  anticipate  that  the  risk  profile  of  the  Partnership's currency  sector  will change significantly in  the  future.  The currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.

     Interest Rate. The second largest exposure this quarter  was in  the interest rate sector.  Exposure was spread across the US,

European, Swiss, Australian, and Japanese interest rate sectors.

Interest  rate  movements  directly  affect  the  price  of   the

sovereign  bond  futures positions held by  the  Partnership  and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the  G-7 countries and Australia.  Demeter anticipates that G-

7  and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The changes  in  interest rates, which have the most  effect  on  the

Partnership,   are   changes   in   long-term   and   medium-term

instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium to long term rates to remain steady.

      Equity.  The Partnership's equity exposure on June 30, 1999 was limited to price risk in the Nikkei index (Japan).  The stock index  futures  traded by the Partnership are by law  limited  to futures on broadly based indices.  Demeter anticipates little, if any,  trading  in  non  G-7  stock indices.  The  Partnership  is primarily  exposed to the risk of adverse price trends or  static markets in the U.S. and Japanese indices.  (Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses).

     Commodity.

     Metals.  The next largest exposure at June 30, 1999  was  in the  base and precious metals markets.  The Partnership  aims  to equally weight market exposure in the metals as much as possible,

however  base metals, during periods of volatility,  will  affect performance  more dramatically than the precious metals  markets.

Demeter  anticipates that the base metals will remain the primary metals market exposure of the Partnership.

     Energy.   On June 30, 1999 the Partnership's energy exposure

was  shared by futures contracts in the New York and London crude oil futures markets. Price movements in these markets result from political developments in the Middle East, weather patterns,  and other economic fundamentals.  As oil prices continue to break out of  low  price  ranges  achieved in 1998,  it  is  possible  that volatility will continue.

      Soft Commodities and Agriculturals.  On June 30, 1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was in  the soft commodities.  Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:

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

                  PART II.   OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



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




                            Dean Witter Diversified Futures
                            Fund Limited Partnership
                            (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

August 13, 1999             By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.