Form 10-Q
period 1999-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 1999-11-12
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 1999
     (Unaudited) and December 31, 1998.....................2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 1999 and 1998
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................22-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................ 34

Item 6. Exhibits and Reports on Form 8-K..................34














                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             101,436,151   127,547,473
 Net unrealized gain on open contracts     3,509,570    1,784,289

      Total Trading Equity        104,945,721   129,331,762

Interest receivable (DWR)             329,328        386,989
Due from DWR                            50,130            -

           Total Assets            105,325,179  129,718,751


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 1,752,834    1,455,425
 Accrued management fee (DWFCM)       262,881       311,965
 Administrative expenses payable       143,056      104,784

      Total Liabilities              2,158,771    1,872,174


Partners' Capital

 Limited Partners (98,087.578 and
  115,656.499 Units, respectively)100,823,547   125,375,751
 General Partner (2,279.285 Units)     2,342,861     2,470,826

 Total Partners' Capital          103,166,408   127,846,577

 Total Liabilities and Partners' Capital  105,325,179 129,718,751

NET ASSET VALUE PER UNIT             1,027.89        1,084.04

          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit:
    Realized                       3,791,060 13,754,762
    Net change in unrealized         635,298    4,251,523

      Total Trading Results        4,426,358 18,006,285

    Interest Income (DWR)            980,971    1,252,583

      Total Revenues               5,407,329  19,258,868


EXPENSES

      Brokerage  commissions  (DWR)     1,689,884       1,924,648
Management    fee   (DWFCM)                 789,177       937,142
Transaction   fees   and   costs             116,184      153,042
Administrative expenses               36,000        41,000
      Total Expenses               2,631,245   3,055,832

NET INCOME                         2,776,084  16,203,036

NET INCOME ALLOCATION

       Limited    Partners                 2,715,472   15,904,803
General Partner                       60,612    298,233

NET INCOME PER UNIT

    Limited Partners                   26.58     130.85
    General Partner                    26.58     130.85

           The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                     (2,954,881) 22,181,034
    Net change in unrealized     1,725,281     (6,189,622)

      Total Trading Results      (1,229,600) 15,991,412

    Interest Income (DWR)        3,029,314      3,987,696

      Total Revenues             1,799,714     19,979,108


EXPENSES

    Brokerage commissions (DWR)  5,454,584    6,198,178
    Management fee (DWFCM)       2,549,084    2,952,220
    Transaction fees and costs     396,934      500,286
    Administrative expenses        109,000         111,000

      Total Expenses             8,509,602      9,761,684

NET INCOME (LOSS)               (6,709,888)     10,217,424


NET INCOME (LOSS) ALLOCATION

    Limited Partners             (6,581,923) 10,012,005
    General Partner                (127,965)    205,419


NET INCOME (LOSS) PER UNIT

    Limited Partners                 (56.15)      90.13
    General Partner                  (56.15)      90.13


          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital
   December   31,   1997    142,621.595              $143,225,512
$2,326,111                       $145,551,623

Net     Income                -                        10,012,005
205,419                          10,217,424
Redemptions              (21,171.391)                (20,878,124)
-                                   (20,878,124)

Partners' Capital
   September   30,  1998  121,450.204                $132,359,393
$2,531,530                       $134,890,923




Partners' Capital
   December   31,   1998    117,935.784              $125,375,751
$2,470,826                       $127,846,577

Net     Loss                   -                      (6,581,923)
(127,965)                        (6,709,888)

Redemptions             (17,568.921)                 (17,970,281)
-                                  (17,970,281)

Partners' Capital
   September   30,   1999    100,366.863             $100,823,547
$2,342,861                        $103,166,408








           The accompanying notes are an integral part of these financial statements.


    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss)                 (6,709,888)              1
0,217,424
 Noncash item included in net income (loss):
      Net  change  in  unrealized       (1,725,281)             6
,189,622

 (Increase) decrease in operating assets:
    Interest receivable (DWR)        57,661              65,663
    Due from DWR                    (50,130)             89,180

 Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)   (49,084)            (19,833)
        Administrative    expenses     payable             38,272
42,449

  Net  cash  provided  by  (used for)  operating  activities    (
8,438,450)                                     16,584,505


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase  (decrease)  in  redemptions  payable297,409        (
1,242,867)
      Redemptions      of      units                 (17,970,281)
(20,878,124)

   Net   cash   used  for  financing  activities     (17,672,872)
(22,120,991)

   Net  decrease  in  cash             (26,111,322)             (
5,536,486)

     Balance     at    beginning    of    period      127,547,473
127,701,224

     Balance     at     end    of    period           101,436,151
122,164,738





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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $3,509,570 and

$1,784,289  at  September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $3,509,570  net unrealized gain  on  open  contracts  at

September 30, 1999, $3,275,004 related to exchange-traded futures contracts  and  $234,566  related to off-exchange-traded  forward currency contracts.



Of  the  $1,784,289  net unrealized gain  on  open  contracts  at

December 31, 1998, $6,485,141 related to exchange-traded  futures contracts and $(4,700,852) related to off-exchange-traded forward currency contracts.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  1999 and December 31, 1998 mature  through  March

2000  and  June 1999, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1999 and  December  31, 1998 mature through December  1999  and  March

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

Commodity Futures Trading Commission ("CFTC"), to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the aggregate, totaled $104,711,155 and $134,032,614 at September

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$5,407,329  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded in the metals  markets from  short gold futures positions as prices dropped during early

July  amid  disappointment over low prices at the  U.K.  auction.

Newly established long gold futures positions also produced gains as prices skyrocketed due to the results of the Bank of England's second gold auction on September 21 and the announcement of a plan by several European central banks to restrict sales of their gold  reserves  for five years.  Additional gains  were  recorded during  August  from  long aluminum futures positions  as  prices increased  on  bullish technical factors and speculative  buying.

In  the  energy markets, gains were recorded from long crude  oil futures positions as oil prices moved higher after OPEC ministers confirmed  that  they  would uphold their global  cutbacks  until

April  of next year.  These gains were partially offset by losses recorded from short Australian interest rate futures positions as prices increased during July and August on the temporary strength in U.S. bonds and weaker-than-expected business spending data out of  Australia.  Additional losses were recorded from  short  U.S.

interest  rate  futures positions as domestic bond  prices  moved temporarily  higher on the release of benign inflation  data  and diminished fears of another interest rate increase by the Federal

Reserve.   Offsetting  gains resulted  from  short  positions  in

German bond futures as prices declined during July on comments by

Bundesbank President designate Welteke that he has started to see signs  of  a resurgence in the European economy.  In the currency markets,  losses were experienced early in the quarter from  long

Australian dollar positions as its value weakened versus the U.S.

dollar  due  to  depressed  commodities prices,  emerging  market concerns and on-going talks that China may eventually devalue its

currency.   Newly  established short positions in  this  currency

resulted  in  additional  losses during September  as  its  value strengthened relative to the U.S. dollar following the  rally  in gold prices. Losses were also experienced from long positions in the European common currency, the euro, and the Swiss franc as the  value of these currencies declined sharply versus  the  U.S.

dollar  on September 10 as an intervention by the Bank  of  Japan temporarily  strengthened  the  U.S.  dollar  versus  most  major currencies.  As a result, new short positions were established in the  euro and the Swiss franc only to result in additional losses as  these  currencies strengthened versus the U.S. dollar  during the latter half of September after U.S. trade figures reflected a record deficit. Offsetting currency gains were recorded from long positions in the Japanese yen as the value of the yen climbed  to a 44-month high versus the U.S. dollar amid optimism over Japan's economic  recovery.  Total expenses for the  three  months  ended

September  30, 1999 were $2,631,245, resulting in net  income  of

$2,776,084.  The value of a Unit increased from $1,001.31 at June

30, 1999 to $1,027.89 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$1,799,714  and, after expenses, posted a decrease in  Net  Asset

Value  per Unit. The most significant losses were experienced  in the  global  interest rate futures markets from short  Australian interest  rate futures positions as prices increased during  July and  August  on the temporary strength in U.S. bonds and  weaker-

than-expected   business   spending  data   out   of   Australia.

Additional losses were recorded from short Japanese bond  futures positions  as  prices  increased during the  first  quarter  amid growing  speculation  that  the  Bank  of  Japan  may  underwrite

Japanese government bonds and during the third quarter on the strength of the Japanese yen and expectations that additional

monetary  easing  in  that country will come.   In  the  currency

markets, losses were recorded throughout a majority of the  first quarter  from  long  Australian dollar  positions  as  its  value dropped  significantly relative to the U.S. dollar on speculation regarding  potential currency devaluations in the  Asian  region.

Early  in  the  third  quarter, losses were  recorded  from  long positions  in this currency due to depressed commodities  prices,

emerging  market  concerns  and on-going  talks  that  China  may

eventually   devalue  its  currency.   Newly  established   short

positions in the Australian dollar resulted in additional  losses during  September as its value strengthened relative to the  U.S.

dollar  following the rally in gold prices.  Offsetting  currency gains  were recorded during the third quarter from long positions in the Japanese yen as the value of the yen climbed to a 44-month high  versus  the  U.S.  dollar due to  continued  optimism  over

Japan's  economic  recovery.  In the global stock  index  futures markets,  losses were experienced during February, mid-April  and

May  from long S&P 500 Index futures positions as domestic equity prices moved lower on concerns that the Federal Reserve may raise interest  rates in an effort to control inflation.  These  losses were  partially  offset by gains recorded in the  energy  markets during March from long positions in crude and heating oil futures as  prices moved significantly higher on news that both OPEC  and non-OPEC  countries had reached an agreement to cut total  output beginning  April 1st.  Gains were also recorded  in  this  market complex  during the third quarter after OPEC ministers  confirmed that they would uphold their global cutbacks until April of next year. In the metals markets, gains were recorded from short gold futures positions as prices dropped to 20 year lows during  early

July  amid  disappointment over low prices at the  U.K.  auction.

Newly  established long gold futures positions also  resulted  in gains  as  prices skyrocketed due to the results of the  Bank  of

England's second gold auction on September 21 and an announcement by  several  European central banks that they  plan  to  restrict sales  of their gold reserves for five years. Total expenses  for the  nine  months  ended  September  30,  1999  were  $8,509,602,

resulting  in  a  net loss of $6,709,888.  The value  of  a  Unit decreased  from  $1,084.04 at December 31, 1998 to  $1,027.89  at

September 30, 1999.



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

$16,203,036.  The value of a Unit increased from $979.82 at  June

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

Total expenses for the nine months ended September 30, 1998 were

$9,761,684, resulting in net income of $10,217,424.  The value of a Unit increased from $1,020.54 at December 31, 1997 to $1,110.67 at September 30, 1998.



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


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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



The  Partnership's past performance is not necessarily indicative of  its  future results.  Any attempt at quantifying the Partner-

ship's  market risk must be qualified by the inherent uncertainty of  its  speculative trading, which may cause future  losses  and

volatility   (i.e.  "risk  of  ruin")  far  in  excess   of   the

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$103 million.

     Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Currency                       (1.69)%

     Commodity                                             (1.43)

Interest Rate                  (0.98)

     Equity                         (0.19)

     Aggregate Value at Risk        (2.47)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1998 through September 30, 1999.



Primary Market Risk Category        High       Low     Average

Currency                           (1.95)%    (0.93)%   (1.62)%

Commodity                          (1.43)     (0.93)    (1.10)
Interest Rate                      (2.01)     (0.57)    (1.11)
Equity                             (0.77)     (0.19)    (0.42)

Aggregate Value at Risk            (3.16)%    (1.41)%   (2.32)%

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

The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 1999 and for the end of the four

quarterly   reporting  periods  from  October  1,  1998   through

September  30, 1999.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage and monitor  risk and  there  can  be  no  assurance that the Partnership's  actual losses  on  a  particular  day will not exceed  the  VaR  amounts indicated or that such losses will not occur more than 1  in  100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

87%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  the potential  losses caused by such movements, taking  into  account

the   leverage,  optionality  and  multiplier  features  of   the

Partnership's market-sensitive instruments.

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

Demeter  and the Trading Manager for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material  losses  as  well as in material  changes  to  the  risk exposures  and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Currency.  The greatest exposure at September 30,  1999  in the  Partnership was in the currency complex.  The  Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  that  disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies,  including  cross-rates  i.e.,  positions between two currencies other than the U.S. dollar.  For the third quarter  of  1999, the Partnership's exposures were in  the  euro currency  crosses  and outright U.S. dollar  positions  (outright positions consist of the U.S. dollar vs. other currencies.  These other  currencies  include  the  major  and  minor  currencies.).

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

     Commodity.

      Metals.   The second greatest exposure was in the base  and

precious metals markets. The Partnership's metals market exposure in the third quarter of 1999 was to fluctuations in the prices of base metals, as well as exposure in the gold and silver markets.

A  significant amount of exposure was evident in the gold  market as  the  price  of gold increased dramatically following  bullish comments by the European Central Bank.

     The  Partnership aims to equally weight market  exposure  in the  metals  as  much  as possible, however base  metals,  during periods  of volatility, will affect performance more dramatically than  the precious metals markets.  Demeter anticipates that base metals  will  remain the primary metals market  exposure  of  the

Partnership.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure was in futures contracts in the New York and Brent crude

oil  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is closing in on expiration in March of 2000,  it  is possible that volatility will remain on the high end. Significant profits and losses have been and are expected to continue  to  be experienced in these markets.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had significant exposure in  the  markets  that comprise  these sectors.  Most of the exposure, however,  was  in the  sugar  and  coffee markets.  Supply and demand inequalities,

severe  weather disruptions and market expectations affect  price movements in these markets.

     Interest Rate. The third greatest exposure this quarter  was in the interest rate sector. Exposure was spread across the U.S.,

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

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium to  long-

term rates to remain steady.

     Equity.  The Partnership's equity exposure on September  30,

1999  to  price risk in the Nikkei futures index and the S&P  500 futures index was small.  The stock index futures traded  by  the

Partnership  are  by  law  limited to  futures  on  broadly-based indices. Demeter anticipates little, if any, trading in  non  G-7 stock indices.  The Partnership is primarily exposed to the  risk of  adverse  price  trends  or static markets  in  the  U.S.  and

Japanese  indices.  (Static markets would not cause major  market changes but would make it difficult for the Partnership to  avoid being "whipsawed" into numerous small losses.)

                                                      Qualitative

Disclosures   Regarding  Non-Trading   Risk   Exposure        The

following  was  the  only  non-trading  risk  exposure   of   the

Partnership       as      of      September       30,       1999:

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



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and the  Trading  Manager,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories traded.  Demeter  attempts  to manage  the  Partnership's  market exposure  by  (i)  diversifying the  Partnership's  assets  among different  market  sectors  and  trading  approaches,  and  (ii),

monitoring  the  performance of the Trading Manager  on  a  daily

basis.    In    addition,   the   Trading   Manager   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Manager.

                  PART II.   OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



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




                            Dean Witter Diversified Futures
                            Fund Limited Partnership
                            (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

November 12, 1999           By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.