Form 10-K
period 1999-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2000-03-30
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934
[No Fee Required]
For the year ended December 31, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the transition period from ___________to_______________
Commission File Number 0-23577

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

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, as of a specified date within 60 days prior to the date of filing: $88,486,734 at January 31, 2000.


              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               INDEX TO ANNUAL REPORT ON FORM 10-K
                        DECEMBER 31, 1999

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . .  .
 .   . . .                                . . .       1     Part I
 .

   Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .                               2-4

   Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . .
 . . . . . . .                                 4

  Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . .
 . . . . . . .                               4-6

   Item 4.  Submission of Matters to a Vote of Security Holders .
 . . . . . .                              .  6
Part II.

  Item 5.  Market for the Registrant's Partnership Units
            and Related Security Holder Matters . . . . . .  .  .
 . . . . . . . . .   7

   Item 6.  Selected Financial Data . . . . . . . . . . . . . . .
 . . . . . . .                                 8

  Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
 . . .. . .  9-21

  Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . .
 . . . . .    21-33

   Item 8.   Financial Statements and Supplementary Data. . . . .
 . . . . . . .                                34

  Item 9.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure. . . . . . . . .
 . . . . . . . . 34
Part III.
  Item 10. Directors and Executive Officers of the Registrant . .
 . . . . .  35-39

   Item 11. Executive Compensation . . . . . . . . . . . . .  . .
 . . . .. . . .  39

  Item 12. Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . .  . . .
 . . . . . . .                                39

  Item 13. Certain Relationships and Related Transactions   . . .
 . . . . .    39-40

Part IV.

  Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K . . . . . . . . . .  .  .  .  .
 . . . . . . . . .                            41

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



          Documents Incorporated                          Part of Form
10-K


     Partnership's Prospectus dated
                                             June 30, 1995           I

                                              Annual  Report  to  Dean
Witter
     Diversified Futures Fund
     Limited Partnership Limited Partners for
      the year ended December 31, 1999                   II, III,  and
IV

                             PART I

Item 1.  BUSINESS

(a)   General  Development of Business. Dean  Witter  Diversified

Futures  Fund  Limited  Partnership  (the  "Partnership")  is   a

Delaware limited partnership organized to engage primarily in the speculative  trading  of futures and forward contracts,  physical commodities  and  other  commodity interests,  including  foreign currencies,  financial instruments, metals, energy  products  and agriculturals (collectively, "futures interests").



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



The Partnership's Net Asset Value per unit of limited partnership interest  ("Unit(s)"),  as  of December  31,  1999,  was  $963.26

representing a decrease of 11.1 percent from the Net Asset  Value per  Unit of $1,084.04 at December 31, 1998.  For a more detailed description of the Partnership's business, see subparagraph (c).

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

  Facets of Business

      1.   Summary                    1.   "Summary  of  the
Prospectus"
                                      (Pages 2-10).

     2.  Future, Options and       2.  "The Futures, Options
and
         Forward   Markets                 Forward  Markets"
(Pages
                                      55-60).

     3.  Partnership's  Trading     3.   "Trading  Policies"
(Pages
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

     5.  Taxation  of  the Partner-  5.   "Material  Federal
Income
          ship's  Limited  Partners      Tax Considerations"
and                                       "State  and  Local
Income    Tax                                       Aspects"
(Pages 69-77).

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

10048.



Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York  State courts were each dismissed in 1999.  However, in  the

New  York  State  class  action, plaintiffs  appealed  the  trial court's dismissal of their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR,

Demeter,   DWFCM,   MSDW,   the  Partnership,   certain   limited

partnership  commodity  pools of which  Demeter  is  the  general partner  (all such parties referred to hereafter as  the  "Morgan

Stanley  Dean  Witter Parties") and certain trading  advisors  to

those  pools.   On  June 16, 1997, the plaintiffs  in  the  above

actions  filed a consolidated amended complaint, alleging,  among other  things,  that  the  defendants  committed  fraud,  deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and

other   relief.   The  court  entered  an  order  denying   class

certification  on August 24, 1999.  On September  24,  1999,  the

court  entered an order dismissing the case without prejudice  on consent.  Similar  purported class actions  were  also  filed  on

September 18 and 20, 1996, in the Supreme Court of the  State  of

New  York,  New  York County, and on November  14,  1996  in  the

Superior  Court  of  the State of Delaware,  New  Castle  County,

against  the  Morgan  Stanley  Dean Witter  Parties  and  certain trading  advisors  on behalf of all purchasers  of  interests  in

various  limited  partnership  commodity  pools,  including   the

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

Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did  in early  December 1998.  The defendants filed a motion  to  dismiss

the  amended  complaint with prejudice on February 1,  1999.   By

decision  dated  December 21, 1999, the New  York  Supreme  Court dismissed the case with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II


Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED SECURITY             HOLDER MATTERS

(a) Market Information

There  is  no established public trading market for the Units  of the Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 9,603.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it commenced trading operations on April 14, 1988.  Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership.  Demeter currently does not  intend to make any distribution of Partnership profits.

Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                      For the Years Ended December 31,
                            1999        1998        1997          1996
1995

Total Revenues
(including interest)   (2,601,037)       19,531,954  33,683,534   12,331,8
71           (4,886,349)


Net   Income   (Loss)      (13,289,436)         6,976,181   17,349,458
(6,535,424)  (13,153,506)


Net Income (Loss)
Per Unit (Limited
&   General   Partners)        (120.78)            63.50        109.05
(24.92)       (44.80)


Total Assets           94,008,543  129,718,751 148,972,658  167,301,602
195,491,703


Total Limited
Partners' Capital      89,453,674  125,375,751 143,225,512  161,609,600
192,029,423


Net Asset Value Per
Unit                       963.26      1,084.04    1,020.54       911.49
936.41











Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND          RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Manager,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and  instruments permitted by the  Commodity  Futures

Trading Commission ("CFTC") for investment of customer segregated or secured funds.  The Partnership's assets held by the commodity brokers  may  be  used  as margin solely  for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

futures,  and forwards, it is expected that the Partnership  will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures and forwards  may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no trading.  These market conditions
could  prevent  the  Partnership from  promptly  liquidating  its futures contracts and result in restrictions on redemptions.



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



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  interests in subsequent periods.  It is not possible  to

estimate   the  amount  and  therefore,  the  impact  of   future

redemptions of Units.

Results of Operations.

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for the three years ended

December  31,  1999  and  a  general discussion  of  its  trading activities during each period.  It is important to note, however,

that  the  Trading Manager trades in various markets at different times  and  that prior activity in a particular market  does  not mean  that  such  market will be actively traded by  the  Trading

Manager  or will be profitable in the future.  Consequently,  the results of operations of the Partnership are difficult to discuss other  than  in  the  context  of its Trading  Manager's  trading activities  on behalf of the Partnership as a whole and  how  the

Partnership has performed in the past.




At  December  31,  1999,  the  Partnership's  total  capital  was

$91,649,223,  a  decrease of $36,197,354 from  the  Partnership's total capital of $127,846,577 at December 31, 1998.  For the year ended December 31, 1999, the Partnership generated a net loss  of

$13,289,436, and total redemptions aggregated $22,907,918.

For  the  year ended December 31, 1999, the Partnership  recorded total  trading losses, net of interest income, of $2,601,037  and posted  a  decrease in Net Asset Value per Unit. The  Partnership experienced  losses in the global interest rate futures  markets,

approximately  10.23%, primarily from short  Australian  interest rate futures positions as prices increased during July and August on  the temporary strength in U.S. bonds and weaker-than-expected business spending data out of Australia.  Additional losses  were recorded  from  short Japanese bond futures positions  as  prices

increased  during the first quarter and third quarters.   In  the

currency  markets,  losses of approximately 7.21%  were  recorded

primarily   from  Australian  dollar  positions.   Throughout   a

majority of the first quarter, losses were experienced from  long

Australian  dollar  positions as its value dropped  significantly relative  to  the U.S. dollar on speculation regarding  potential currency  devaluations in the Asian region.  Early in  the  third quarter,  additional losses were recorded from long positions  in this  currency  due  to  depressed commodities  prices,  emerging market  concerns  and  on-going talks that China  may  eventually devalue its currency.  Newly established short positions  in  the

Australian dollar resulted in losses during September as

its  value strengthened relative to the U.S. dollar following the rally  in  gold prices.  Offsetting currency gains of 3.76%  were recorded  from Japanese yen positions, primarily long  positions.

During the third quarter, gains were recorded from long positions in the Japanese yen as the value of the yen climbed to a 44-month high versus the U.S. dollar due to continued optimism over Japan's economic recovery. The energy markets produced gains  of approximately 7.60%.  During March, gains were recorded from  long positions in oil futures as prices moved significantly higher  on news that both OPEC and non-OPEC countries had reached an  agreement to cut total output beginning April 1st. Gains were also  recorded  in this market complex during the  third  quarter after  OPEC  ministers  confirmed that they  would  uphold  their global cutbacks until April of next year.  Total expenses for the year  were  $10,688,399, resulting in a net loss of  $13,289,436.

The value of a Unit decreased from $1,084.04 at December 31, 1998 to $963.26 at December 31, 1999.



At  December  31,  1998,  the  Partnership's  total  capital  was

$127,846,577,  a  decrease of $17,705,046 from the  Partnership's total capital of $145,551,623 at December 31, 1997.  For the year ended December 31, 1998, the Partnership generated net income  of

$6,976,181, and total redemptions aggregated $24,681,227.



For  the  year ended December 31, 1998, the Partnership  recorded total trading revenues, including interest income, of $19,531,954 and  posted  an  increase in Net Asset Value per Unit.  Gains  of approximately  13.96% were recorded in the global  interest  rate futures  markets from bond futures in most major world  countries throughout the year.  The most significant gains were recorded in

German  bond futures, by approximately 5.83%, U.S. bond  futures,

by   approximately   3.92%   and  Japanese   bond   futures,   by

approximately 3.41% from
primarily long positions during August and September as investors sought  the  safety  of  fixed income  investments  from  notable volatility  in the global financial markets.  Additional  profits

were   recorded  from  short  Japanese  government  bond  futures positions  during December as prices declined  amid  a  surge  in

Japanese  bond yields, which was attributed to news that  Japan's

Ministry  of  Finance will end outright purchases  of  government debt.  Total expenses for the year were $12,555,773, resulting in net  income  of  $6,976,181. The value of a Unit  increased  from

$1,020.54 at December 31, 1997 to $1,084.04 at December 31, 1998.



At  December  31,  1997,  the  Partnership's  total  capital  was

$145,551,623,  a  decrease of $18,135,532 from the  Partnership's

total  capital  of $163,687,155, at December 31, 1996.   For  the

year  ended  December  31,  1997, the Partnership  generated  net

income   of   $17,349,458   and  total   redemptions   aggregated

$35,484,990.



For  the  year ended December 31, 1997, the Partnership  recorded total trading revenues, including interest income, of $33,683,534 and  posted an increase in Net Asset Value per Unit. 1997  was  a profitable  year  for  the Partnership.  Gains  of  approximately

19.09%  were  recorded  in the currency  markets  primarily  from sustained  price movements during January and February  and  then again  in November and December from short Japanese yen positions

as  the  value of the U.S. dollar increased versus  the  yen.   A

portion of the Partnership's overall
gains was offset by losses of approximately 4.84% recorded in the global  interest rate futures markets primarily due  to  a  sharp trend  reversal  in  international interest rate  futures  prices

during   the  fourth  quarter  and  as  a  result  of  short-term

volatility  in domestic bond and stock index futures.  Offsetting gains  were  recorded  from  long global  interest  rate  futures positions during June and July.  Although, many of the profitable periods  with long price trends were followed by trend  reversals and  short-term volatile price movement, DWFCM's intermediate  to long-term trend following trading methodology was able to  retain

profits.     Total  expenses  for  the  year  were   $16,334,076,

resulting  in  net income of $17,349,458.  The value  of  a  Unit increased  from  $911.49 at December 31,  1996  to  $1,020.54  at

December 31, 1997.



The  Partnership's  overall performance record represents  varied results of trading in different futures interest markets.  For  a further description of 1999 trading results, refer to the  letter to  the  Limited  Partners in the accompanying Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated  by  reference to Exhibit 13.01 of this  Form  10-K.

The  Partnership's  gains  and losses  are  allocated  among  its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit risk.  The Partnership
may  trade  futures,  forwards, and options  in  a  portfolio  of agricultural  commodities, energy products,  foreign  currencies,

interest  rates, precious and base metals, soft commodities,  and stock  indices. In entering into these contracts, the Partnership is  subject  to  the  market  risk that  such  contracts  may  be significantly influenced by market conditions, such  as  interest rate volatility, resulting in such contracts being less valuable.

If  the markets should move against all of the positions held  by the  Partnership at the same time, and if the Trading Manager was unable  to  offset positions of the Partnership, the  Partnership could  lose all of its assets and investors would realize a  100%

loss.



In  addition  to  the  Trading Manager's internal  controls,  the

Trading  Manager  must comply with the trading  policies  of  the

Partnership.   These  trading  policies  include  standards   for

liquidity  and leverage with which the Partnership  must  comply.

The Trading Manager and Demeter monitor the Partnership's trading activities  to  ensure  compliance  with  the  trading  policies.

Demeter  may  require the Trading Manager to modify positions  of

the   Partnership   if   Demeter  believes   they   violate   the

Partnership's trading policies.



In  addition to market risk, in entering into futures,  forwards,

and  options  contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet  its obligations to the Partnership. The
ultimate counterparty or guarantor of the Partnership for futures contracts  traded in the United States and the foreign  exchanges on  which  the Partnership trades is the clearinghouse associated with such exchange.  In general, a clearinghouse is backed by the membership  of  the exchange and will act in the  event  of  non-

performance  by  one  of  its members  or  one  of  its  member's customers,  which should significantly reduce this  credit  risk.

For  example, a clearinghouse may cover a default by drawing upon

a   defaulting  member's  mandatory  contributions  and/or   non-

defaulting  members'  contributions to a clearinghouse  guarantee fund,  established lines or letters of credit with banks,  and/or the clearinghouse's surplus capital and other available assets of the  exchange  and clearinghouse, or assessing  its  members.  In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.



There is no assurance that a clearinghouse or exchange will  meet its obligations to the Partnership, and Demeter and the commodity brokers  will not indemnify the Partnership against a default  by such  parties.  Further,  the law is  unclear  as  to  whether  a commodity broker has any obligation to protect its customers from loss  in the event of an exchange or clearinghouse defaulting  on trades  effected for the broker's customers.  Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

Demeter  deals  with  these credit risks of  the  Partnership  in

several  ways.   First,  it  monitors  the  Partnership's  credit

exposure to each exchange on a daily basis, calculating not  only the  amount of margin required for it but also the amount of  its unrealized gains at each exchange, if any.  The commodity brokers inform  the Partnership, as with all their customers, of its  net margin  requirements for all its existing open positions, but  do

not  break that net figure down, exchange by exchange.   Demeter,

however,  has installed a system which permits it to monitor  the

Partnership's potential margin liability, exchange  by  exchange.

As  a  result,  Demeter  is  able to  monitor  the  Partnership's potential  net  credit exposure to each exchange  by  adding  the unrealized  trading  gains  on that  exchange,  if  any,  to  the

Partnership's margin liability thereon.



Second,  the Partnership's trading policies limit the  amount  of its Net Assets that can be committed at any given time to futures

contracts   and  require,  in  addition,  a  minimum  amount   of

diversification  in  the  Partnership's  trading,  usually   over

several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's exposure to any one exchange has typically amounted

to  only  a small percentage of its total Net Assets.   On  those

relatively few occasions where the Partnership's credit  exposure may climb above that level, Demeter deals with the situation on a case  by  case  basis, carefully weighing whether  the  increased level of credit exposure
remains  appropriate.  Material changes to the  trading  policies may  be  made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.



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



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form

10-K.



Year   2000.   Commodity  pools,  like  financial  and   business

organizations  and individuals around the world,  depend  on  the smooth functioning of computer
systems.   The  Year 2000 issue arose since many of  the  world's

computer  systems (including those in non-information  technology

systems) traditionally recorded years in a two-digit format.   If

not  addressed,  such computer systems may have  been  unable  to properly interpret dates beyond the year 1999, which may have led

to  business  disruptions in the U.S. and internationally.   Such

disruptions  could  have  adversely  affected  the  handling   or

determination of futures trades and prices and other services for the Partnership.  Accordingly, Demeter has fully participated  in a  firmwide  initiative  established by MSDW  to  address  issues associated with the Year 2000.  As part of this initiative,  MSDW reviewed  its  global  software and hardware  infrastructure  for mainframe, server and desktop computing environments and  engaged in  extensive remediation and testing.  The Year 2000  initiative also  encompassed the review of agencies, vendors and  facilities for Year 2000 compliance.



Since  1995,  MSDW prepared actively for the Year 2000  issue  to ensure  that it would have the ability to respond to any critical business  process failure, to prevent the loss of  workspace  and technology,  and  to  mitigate any potential  financial  loss  or damage  to  its  global franchise.  Where necessary,  contingency plans  were expanded or developed to address specific  Year  2000 risk  scenarios,  supplementing existing  business  policies  and practices.  In  conjunction with MSDW's Year  2000  preparations,

Demeter  monitored the progress of Carr and each Trading  Manager

throughout  1999  in  their  Year  2000  compliance  and,   where

applicable, tested its external interfaces, with Carr and the

Trading  Manager.   In addition, Demeter, the commodity  brokers,

the Trading Manager and all U.S. futures exchanges were subjected to  monitoring  by the CFTC of their Year 2000 preparedness,  and the  major  foreign  futures  exchanges  engaged  in  market-wide testing of their Year 2000 compliance during 1999.



MSDW  and  Demeter  consider the transition into  the  Year  2000 successful  from  the perspective of their internal  systems  and global  external  interactions.  Over the  millennial  changeover period,  no  material issues were encountered, and MSDW,  Demeter and the Partnership conducted business as usual.



Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  euro).   During   a   three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the  euro  prevents the Trading Manager  from  trading  those sovereign  currencies  and thereby limits  its  ability  to  take advantage  of potential market opportunities that might otherwise have  existed  had separate currencies been available  to  trade.

This  could  adversely  affect the  performance  results  of  the

Partnership.


Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading of
futures interests.  The market-sensitive instruments held by  the

Partnership  are acquired for speculative trading  purposes  only and,  as  a result, all or substantially all of the Partnership's assets are at risk of trading loss.  Unlike an operating company,

the   risk  of  market-sensitive  instruments  is  central,   not

incidental, to the Partnership's main business activities.



The  futures interests traded by the Partnership involve  varying degrees  of  market  risk.  Market risk is often  dependent  upon changes  in  the level or volatility of interest rates,  exchange rates,  and  prices  of  financial instruments  and  commodities.

Fluctuations  in market risk based upon these factors  result  in frequent  changes  in  the fair value of the  Partnership's  open positions, and, consequently, in its earnings and cash flow.



The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.



The  Partnership's past performance is not necessarily indicative of  its future results.  Any attempt to numerically quantify  the

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experiences to date or any  reasonable  expectations based upon  historical  changes  in market value.



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



The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures  interests are settled  daily  through  variation margin.



The  Partnership's risk exposure in the market sectors traded  by the  Trading Manager is estimated below in terms of Value at Risk

("VaR").  The  VaR  model used by the Partnership  includes  many variables that could change the market
value  of  the Partnership's trading portfolio.  The  Partnership estimates VaR using a model based upon historical simulation with

a   confidence  level  of  99%.  Historical  simulation  involves constructing a distribution of hypothetical daily changes in  the value  of a trading portfolio.  The VaR model takes into  account linear  exposures to price and interest rate risk.  Market  risks that  are  incorporated  in  the VaR  model  include  equity  and commodity  prices,  interest rates, foreign exchange  rates,  and correlation  among these variables. The hypothetical  changes  in portfolio value are based on daily percentage changes observed in

key   market  indices  or  other  market  factors  ("market  risk factors")  to  which the portfolio is sensitive.  The  historical observation period of the Partnership's VaR is approximately four years.  The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in

100 trading days.



VaR   models,   including  the  Partnership's,  are  continuously

evolving  as trading portfolios become more diverse and  modeling techniques  and systems capabilities improve.  Please  note  that the  VaR  model is used to numerically quantify market  risk  for historic  reporting purposes only and is not utilized  by  either

Demeter  or  the  Trading Manager in their daily risk  management activities.

The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of December 31, 1999 and 1998.

As  of  December  31,  1999  and 1998,  the  Partnership's  total capitalization  was approximately $92 million and  $128  million,

respectively.

        Primary    Market                  December   31,    1999
December 31, 1998
     Risk Category              Value at Risk            Value at
Risk

     Interest  Rate                   (.55)%               (.57)%

Currency                      (2.27)               (.93)

     Commodity                     (2.43)              (1.07)

     Equity                         (.45)               (.24)

     Aggregate    Value    at    Risk                     (3.67)%

(1.41)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  1999  and  1998  only  and  is  not necessarily representative of
either  the  historic  or future risk of  an  investment  in  the

Partnership.  Because  the Partnership's  only  business  is  the speculative trading of futures interests, the composition of  its trading  portfolio can change significantly over any  given  time period, or even within a single trading day.  Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.



The  table  below supplements the year end VaR by presenting  the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from January

1, 1999 through December 31, 1999.



Primary Market Risk Category        High        Low

Average

Interest Rate                      (2.01)%    (.55)%   (1.11)%

Currency                            (2.27)   (1.69)    (1.96)

Commodity                           (2.43)    (.93)    (1.44)

Equity                         (.77)     (.19)     (.48)

Aggregate Value at Risk            (3.67)%   (2.26)%   (2.89)%



Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements.  Margin requirements generally range between 2% and

15%  of  contract face value. Additionally, the use  of  leverage causes the face value of the market sector instruments held by
the   Partnership   to  typically  be  many   times   the   total

capitalization   of   the  Partnership.    The   value   of   the

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership,  gives no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

     changes  in portfolio value in response to market movements may differ from those of the VaR model;

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

The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 1999 and for the end of the  four quarterly reporting periods during calendar year 1999.  Since VaR is  based  on  historical  data, VaR  should  not  be  viewed  as predictive  of the Partnership's future financial performance  or its ability to manage or monitor risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed  the VaR amounts indicated above or that such losses  will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial. The  Partnership  also maintains  a  substantial  portion  (approximately  90%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 1999, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.

Interest  Rate.  The  largest exposure this quarter  was  in  the interest rate sector. Exposure was spread across the U.S., Swiss,

Australian,  and Japanese interest rate sectors.   Interest  rate

movements  directly  affect  the  price  of  the  sovereign  bond positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements  in  one  country  as well as  relative  interest  rate movements  between countries materially impact the  Partnership's profitability. The Partnership's primary interest  rate  exposure is  generally to interest rate fluctuations in the G-7  countries

and  Australia.   The  G-7  countries consist  of  France,  U.S.,

Britain,  Germany, Japan, Italy and Canada.  Demeter  anticipates that  G-7  and Australian interest rates will remain the  primary interest  rate  exposure of the Partnership for  the  foreseeable

future.   The  changes  in interest rates, which  have  the  most

effect  on the Partnership, are changes in long-term and  medium-

term instruments.  Consequently, even a material change in short-

term rates would have little effect on the Partnership, were  the medium to long term rates to remain steady.



Currency.  The next most significant exposure in the  Partnership is  in the currency complex.  The Partnership's currency exposure is  to  exchange  rate fluctuations, primarily fluctuations  that disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as political and general economic conditions influence these
fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including  cross-rates i.e., positions  between  two currencies other than the U.S. Dollar.  For the fourth quarter of

1999, the Partnership's foreign currency exposure was in the euro currency  crosses  and outright U.S. dollar  positions  (outright positions  consist of the U.S. dollar vs. other currencies).  The currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Commodity.

Metals.    The  next  noteworthy exposure was  in  the  base  and

precious metals markets. The Partnership's metals market exposure in  the  fourth quarter of 1999 was to fluctuations in the prices of  base  metals,  as  well as exposure in the  gold  and  silver

markets.   A  significant amount of exposure was evident  in  the

base  metals as the Partnership held sizeable positions due to  a period of low volatility prior to the upward price breakout.



The  Partnership  aims to equally weight market exposure  in  the metals  as much as possible, however base metals, during  periods of volatility, will affect performance more dramatically than the precious  metals markets.  Demeter anticipates that  base  metals

will   remain   the  primary  metals  market  exposure   of   the

Partnership.

Energy.  On December 31, 1999, the Partnership's energy  exposure was  in  futures  contracts in the New York and Brent  crude  oil

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have increased  over  100%

this  year,  and,  given  that  the  agreement  by  OPEC  to  cut production  is  closing in on expiring in March of  2000,  it  is possible that volatility will remain on the high end. Significant profits and losses have been and are expected to continue  to  be experienced in these markets.



Soft  Commodities.   On December 31, 1999,  the  Partnership  had

moderate  exposure  in the markets that comprise  these  sectors.

Most of the exposure however was in the cotton and sugar markets.

Supply  and  demand inequalities, severe weather disruptions  and market expectations affect price movements in these markets.



Equity.   The Partnership's equity exposure on December 31,  1999

to  price risk in the S&P 500 futures index was noteworthy.   The

stock  index futures traded by the Partnership are by law limited to  futures on broadly based indices. Demeter anticipates little,

if  any,  trading  in non G-7 stock indices. The  Partnership  is primarily  exposed to the risk of adverse price trends or  static markets in the U.S. and Japanese indices.  (Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses.)

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of December 31, 1999:



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



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Manager, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's assets among different market sectors  and  trading approaches and monitoring the performance of the Trading  Manager

daily.    In    addition,   the   Trading   Manager   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Manager.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report, which is filed  as  Exhibit  13.01 hereto.



Supplementary  data  specified by  Item  302  of  Regulation  S-K

(selected quarterly financial data) is not applicable.



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


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close  of business  on January 31, 2000, Mr. Murray replaced Mr. Hawley  as

Chairman  of  the  Board  of Demeter and  DWFCM.  Mr.  Murray  is

currently  a  Senior  Vice  President of  DWR's  Managed  Futures

Department.   Mr. Murray began his career at DWR in 1984  and  is

currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the  firm's  Managed  Futures Department.  Mr.  Murray  currently serves  as  Vice  Chairman and a Director of  the  Managed  Funds

Association, an industry association for investment professionals in  futures,  hedge funds and other alternative investments.  Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.

Mitchell  M. Merin, age 46, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

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



Joseph  G.  Siniscalchi, age 54, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 57, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors,

an affiliate of DWR. Mr. Oelsner joined DWR in 1981 as a Managing

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer,  and  a  Director of Demeter.  Mr.  Raibley  is  also  a

Director fo DWFCM. Mr. Raibley is currently Senior Vice President and  Controller in the Individual Asset Management Group of MSDW.

From  July  1997 to May 1998, Mr. Raibley served as  Senior  Vice

President  and  Director in the Internal Reporting Department  of

MSDW  and  prior to that, from 1992 to 1997, he served as  Senior

Vice President and Director in the Financial Reporting and Policy

Division of Dean Witter Discover & Co.  He has been with MSDW and its affiliates since June 1986.



Richard  A. Beech, age 48, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

He  has  been  at  DWR since August 1984, where he  is  presently

Senior  Vice  President and head of Branch  Futures.   Mr.  Beech

began  his  career at the Chicago Mercantile Exchange,  where  he became  the  Chief Agricultural Economist doing market  analysis,

marketing  and compliance.  Prior to joining DWR, Mr. Beech  also had
worked  at  two investment banking firms in operations, research,

managed futures and sales management.



Ray  Harris,  age 43, is a Director of Demeter.   Mr.  Harris  is

currently  Executive Vice President, Planning and  Administration

for Morgan Stanley Dean Witter Asset Management and has worked at

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



Mark  J.  Hawley, age 56, served as Chairman of the Board  and  a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR  in  February  1989 as Senior Vice President  and  served  as

Executive Vice President and Director of DWR's Product Management

for   Individual  Asset  Management  throughout  1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of  the  firm's  Managed Futures, Insurance, and Unit  Investment

Trust  Business.  From 1978 to 1989, Mr. Hawley was a  member  of the  senior management team at Heinold Asset Management, Inc.,  a commodity  pool operator, and was responsible for  a  variety  of projects in public futures funds.  From 1972 to 1978, Mr.  Hawley was a Vice President in charge of institutional block trading for

the  Mid-West  at  Kuhn  Loeb  & Company.   Mr.  Hawley  resigned

effective January 31, 2000.

All of the foregoing directors have indefinite terms.



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



Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND

MANAGEMENT

(a)       Security Ownership of Certain Beneficial Owners - As of

December  31,  1999 there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)        Security  Ownership of Management -  At  December  31,

1999,  Demeter  owned  2,279.285  Units  of  General  Partnership

Interest representing a 2.40 percent interest in the Partnership.



(c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated by reference to Exhibit 13.01 of
this  Form  10-K.   In  its capacity as the Partnership's  retail

commodity  broker,  DWR received commodity brokerage  commissions

(paid and accrued by the Partnership) of $6,782,437 for the  year ended  December  31, 1999.  In its capacity as the  Partnership's

Trading Manager, DWFCM received management fees of $3,263,582 for the year ended December 31, 1999.

                                PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

          (a)  1. Listing of Financial Statements

      The  following financial statements and report of independent auditors,  all  appearing  in  the accompanying  Annual  Report  to

Limited  Partners  for  the  year  ended  December  31,  1999,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1999, 1998 and 1997.

                -   Statements of Financial Condition as  of
          December 31, 1999 and 1998.

-    Statements of Operations, Changes in Partners' Capital, and
  Cash Flows for the years ended December 31, 1999, 1998 and 1997.

               -  Notes to Financial Statements.



With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8, and 13, the Annual Report to  Limited Partners for the year ended December 31, 1999 is  not deemed to be filed with this report.



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

                                              DEAN  WITTER DIVERSIFIED
                         FUTURES FUND LIMITED
                                              PARTNERSHIP
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 30, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                 Chairman of the Board and
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Robert E. Murray                              March 30, 2000
         Robert E. Murray, Director,
        Chairman of the Board and
          President

    /s/  Joseph G. Siniscalchi              ___        March 30, 2000
         Joseph G. Siniscalchi, Director

    /s/  Edward C. Oelsner III              ___        March 30, 2000
       Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin  ______               March 30, 2000
          Mitchell M. Merin, Director

    /s/   Richard A. Beech  _______          March 30, 2000
          Richard A. Beech, Director

    /s/   Ray Harris                        ___        March 30, 2000
          Ray Harris, Director

    /s/  Lewis A. Raibley, III        ___   _          March 30, 2000
        Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal
          Accounting Officer

                          EXHIBIT INDEX

         ITEM                                              METHOD
OF FILING

   -3.01                                                  Amended
and Restated Limited
      Partnership Agreement of
      the Partnership, dated as of
      June 30, 1995.                                  (1)

-10.01                                                    Amended
and Restated Management
      Agreement among the Partnership,
      Demeter and DWFCM dated
      as of August 31, 1995.                          (2)

-10.02                                                    Amended
and Restated Customer
      Agreement, dated as of December 1,
      1997, between the Partnership and
               Dean         Witter         Reynolds          Inc.
(3)
-10.03                                                   Customer
Agreement, dated as of
      December 1, 1997, among the
      Partnership, Carr Futures, Inc.,
      and Dean Witter Reynolds Inc.                   (4)

-10.04
International Foreign Exchange
      Master Agreement, dated as of
      August 1, 1997, between the
      Partnership and Carr Futures,
      Inc.                                            (5)

-13.01                                                     Annual
Report to Limited Partners
      for the year ended December 31, 1999.           (6)


(1)
Incorporated  by  reference to Exhibit 3.01 of the  Partnership's
Registration Statement on Form S-1 (File No. 33-90360).

(2)
     Incorporated   by  reference  to  Exhibit   10.02   of   the
     Partnership's
     Registration Statement on Form S-1 (File No. 33-90360).

(3)
     Incorporated   by  reference  to  Exhibit   10.02   of   the
     Partnership's Form
                                                       10-K (File
     No. 0-23577) for the year ended December 31, 1998.

(4)
     Incorporated   by  reference  to  Exhibit   10.03   of   the
     Partnership's Form
                                                       10-K (File
     No. 0-23577) for the year ended December 31, 1998.

(5)
     Incorporated   by  reference  to  Exhibit   10.04   of   the
     Partnership's Form
                                                       10-K (File
     No. 0-23577) for the year ended December 31, 1998.

(6)  Filed herewith.

Diversified
Futures
Fund

December 31, 1999
Annual Report


MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter Diversified Futures Fund Limited Partnership
Annual Report
1999

Dear Limited Partner:

This marks the twelfth annual report for the Dean Witter Diversified Futures Fund Limited Partnership (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,084.04 and decreased by 11.1% to $963.26 on December 31, 1999. The Fund has increased by 281.9% since it began trading in April 1988 (a compound annualized return of 12.1%).

Overall, the Fund experienced difficulty in the global interest rate futures markets primarily from short Australian interest rate futures positions as prices increased during July and August on the temporary strength in U.S. bonds and weaker-than-expected business spending data out of Australia. Additional losses were recorded from short Japanese bond futures positions as prices increased during the first quarter and the third quarter. In the currency markets, losses were recorded throughout the majority of the first quarter from long Australian dollar positions as its value dropped significantly relative to the U.S. dollar on speculation regarding potential currency devaluations in the Asian region. Early in the third quarter, losses were recorded from long positions in this currency due to depressed commodities prices, emerging market concerns and on-going talks that China may eventually devalue its currency. Newly established short positions in the Australian dollar resulted in additional losses during September as its value strengthened relative to the U.S. dollar following the rally in gold prices. Offsetting currency gains were recorded during the third quarter from long positions in the Japanese yen as the value of the yen climbed to a 44-month high versus the U.S. dollar due to continued optimism over Japan's economic recovery. The energy markets were profitable during March from long positions in oil futures as prices moved significantly higher on news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1st. Gains were also recorded in this market during the third quarter after OPEC ministers confirmed that they would uphold their global cutbacks until April of 2000.

While we are disappointed that the Fund had a difficult year in 1999, we remind investors that managed futures funds such as Diversified Futures Fund are de-signed to provide diversification and non-correlation, that is, the ability to perform independently, of global equities and bonds. Managed futures have his-torically performed independently of traditional investments, such as stocks and bonds. This is referred to as non-correlation, or the potential for managed futures to perform when traditional markets such as stocks and bonds may expe-rience difficulty performing. Of course, managed futures funds will not auto-matically be profitable during unfavorable periods for these traditional in-vestments and vice versa. The degree of non-correlation of any given managed futures fund will vary, particularly as a result of market conditions, and some funds will have significantly lesser degrees of non-correlation (i.e., greater correlation) with stocks and bonds than others. Managed futures have histori-cally performed independently of traditional investments, such as stocks and bonds. 1999 proved to be another strong year for equities, due in large part to continued growth and stability in most major world economies accompanied by low inflation. This environment, while strong for equities, provided few major sus-tained price trends in the world's futures and currency markets, and as such, proved to be a difficult trading environment for the money manager in this Fund, whose trading strategy relies on the existence of longer-term price trends for trading opportunities. Nevertheless, we remain confident in the role that managed futures investments play in the overall investment portfolio, and we believe this confidence is well-founded based on the longer-term diversified non-correlated returns of this alternative investment. Demeter Management Cor-poration, as General Partner to the Fund, has been and continues to be an active investor with more than $18 million invested among the 24 managed futures funds to which we act as General Partner.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048 or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter Diversified Futures Fund
Limited Partnership
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Wit-ter Diversified Futures Fund Limited Partnership (the "Partnership") as of De-cember 31, 1999 and 1998 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter Diversified Futures Fund Limited Partnership at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 14, 2000
(March 3, 2000 as to Note 5)
New York, New York

Dean Witter Diversified Futures Fund
Limited Partnership
Statements of Financial Condition

                                                          December 31,
                                                     ----------------------
                                                        1999       1998
                                                     ---------- -----------
                                                         $           $
                                  ASSETS
Equity in futures interests trading
 accounts:
 Cash                                                92,093,924 127,547,473
 Net unrealized gain on
   open contracts                                     1,601,939   1,784,289
                                                     ---------- -----------
 Total Trading Equity                                93,695,863 129,331,762
Interest receivable (DWR)                               312,680     386,989
                                                     ---------- -----------
 Total Assets                                        94,008,543 129,718,751
                                                     ========== ===========
                    LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                   2,015,683   1,455,425
Accrued management fee (DWFCM)                          229,326     311,965
Administrative expenses payable                         114,311     104,784
                                                     ---------- -----------
 Total Liabilities                                    2,359,320   1,872,174
                                                     ---------- -----------
PARTNERS' CAPITAL
Limited Partners (92,865.334 and 115,656.499 Units,
  respectively)                                      89,453,674 125,375,751
General Partner (2,279.285 Units)                     2,195,549   2,470,826
                                                     ---------- -----------
 Total Partners' Capital                             91,649,223 127,846,577
                                                     ---------- -----------
 Total Liabilities and Partners' Capital             94,008,543 129,718,751
                                                     ========== ===========
NET ASSET VALUE PER UNIT                                 963.26    1,084.04
                                                     ========== ===========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund
Limited Partnership
Statements of Operations

                                    For the Years Ended
                                        December 31,
                             ------------------------------------
                                1999         1998         1997
                             -----------  -----------  ----------
                                  $            $           $
REVENUES
Trading profit (loss):
 Realized                     (6,385,402)  33,303,232   6,592,590
 Net change in unrealized       (182,350) (18,899,999) 20,694,452
                             -----------  -----------  ----------
  Total Trading Results       (6,567,752)  14,403,233  27,287,042
Interest income (DWR)          3,966,715    5,128,721   6,396,492
                             -----------  -----------  ----------
  Total Revenues              (2,601,037)  19,531,954  33,683,534
                             -----------  -----------  ----------
EXPENSES
Brokerage commissions (DWR)    6,782,437    7,868,336  10,617,262
Management fee (DWFCM)         3,263,582    3,934,063   4,608,774
Transaction fees and costs       486,380      609,374     931,040
Administrative expenses          156,000      144,000     177,000
                             -----------  -----------  ----------
  Total Expenses              10,688,399   12,555,773  16,334,076
                             -----------  -----------  ----------
NET INCOME (LOSS)            (13,289,436)   6,976,181  17,349,458
                             ===========  ===========  ==========
Net Income (Loss) Allocation:
Limited Partners             (13,014,159)   6,831,466  17,100,902
General Partner                 (275,277)     144,715     248,556
Net Income (Loss) per Unit:
Limited Partners                 (120.78)       63.50      109.05
General Partner                  (120.78)       63.50      109.05

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997

                              Units of
                             Partnership    Limited     General
                              Interest     Partners     Partner      Total
                             -----------  -----------  ---------  -----------
                                               $           $           $
Partners' Capital,
December 31, 1996            179,581.091  161,609,600  2,077,555  163,687,155
Net income                       --        17,100,902    248,556   17,349,458
Redemptions                  (36,959.496) (35,484,990)    --      (35,484,990)
                             -----------  -----------  ---------  -----------
Partners' Capital,
December 31, 1997            142,621.595  143,225,512  2,326,111  145,551,623
Net income                       --         6,831,466    144,715    6,976,181
Redemptions                  (24,685.811) (24,681,227)    --      (24,681,227)
                             -----------  -----------  ---------  -----------
Partners' Capital, December
31, 1998                     117,935.784  125,375,751  2,470,826  127,846,577
Net loss                         --       (13,014,159)  (275,277) (13,289,436)
Redemptions                  (22,791.165) (22,907,918)    --      (22,907,918)
                             -----------  -----------  ---------  -----------
Partners' Capital, December
31, 1999                      95,144.619   89,453,674  2,195,549   91,649,223
                             ===========  ===========  =========  ===========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund
Limited Partnership
Statements of Cash Flows

                                                For the Years Ended
                                                   December 31,
                                        -------------------------------------
                                           1999         1998         1997
                                        -----------  -----------  -----------
                                             $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                       (13,289,436)   6,976,181   17,349,458
Noncash item included in net income
  (loss):
 Net change in unrealized                   182,350   18,899,999  (20,694,452)
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)                   74,309      110,977       76,712
 Due from DWR                               --            89,180      (89,180)
Increase (decrease) in operating
  liabilities:
 Accrued management fee (DWFCM)             (82,639)     (40,092)    (103,371)
 Administrative expenses payable              9,527       12,804      (14,588)
 Accrued brokerage commissions (DWR)        --           --          (208,243)
 Accrued transaction fees
   and costs                                --           --           (32,213)
                                        -----------  -----------  -----------
Net cash provided by (used for)
  operating activities                  (13,105,889)  26,049,049   (3,715,877)
                                        -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Increase (decrease) in redemptions
  payable                                   560,258   (1,521,573)     165,003
Redemptions of Units                    (22,907,918) (24,681,227) (35,484,990)
                                        -----------  -----------  -----------
Net cash used for financing activities  (22,347,660) (26,202,800) (35,319,987)
                                        -----------  -----------  -----------
Net decrease in cash                    (35,453,549)    (153,751) (39,035,864)
Balance at beginning of period          127,547,473  127,701,224  166,737,088
                                        -----------  -----------  -----------
Balance at end of period                 92,093,924  127,547,473  127,701,224
                                        ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures and forward contracts, physical commodities and other commodity interests including foreign currencies, financial instruments, metals, energy products and agriculturals (collectively, "futures interests").

The general partner for the Partnership is Demeter Management Corporation ("De-meter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR") and an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), pro-vides clearing and execution services. The trading manager is Dean Witter Futures & Currency Management Inc. ("DWFCM" or the "Trading Manager"). Demeter, DWR and DWFCM are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Wit-ter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Effective February 19, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with gen-erally accepted accounting principles, which require management to make esti-mates and assumptions that affect the reported amounts in the financial state-ments and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Ac-tual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of oper-ations. Monthly, DWR pays the Partnership interest income based upon 80% of its average daily Net Assets for the month

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statements--(Continued)

at a prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures in-terests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR and Carr to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various con-tracts with Carr acting as its commodity broker. Pursuant to brokerage agree-ments with Carr, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis in the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the mas-ter netting agreement with Carr, the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage commis-sions are accrued at 80% of DWR's published non-member rates on a half-turn ba-sis. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

Operating Expenses--The Partnership bears all expenses related to its trading activities. Such fees are capped at a maximum of 1/4 of 1% annually of the Partnership's average monthly Net Assets as of the first day of each month. These include legal, auditing, accounting, mailing, printing, filing fees and other expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur incentive fees. Demeter bears all other operating expenses.

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statements--(Continued)

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as part-ners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any month upon five business days advance notice by redemption form to Demeter.

Dissolution of the Partnership--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in its Limited Partnership Agreement occur.

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with DWFCM to make all trading decisions for the Partnership.

Compensation to DWFCM by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee--The monthly management fee is accrued daily at the rate of 1/4 of 1% per beginning of the month Net Assets (a 3% annual rate), as defined in the Management Agreement.

Incentive Fee--The Partnership will pay a quarterly incentive fee equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures and forward trading exceed losses after brokerage commissions, management fee, transaction fees and costs and administrative expenses are deducted. Such in-centive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the quarter will be reduced.

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statements--(Continued)


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

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, the Partnership had previously elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 supercedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnership's financial statements.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial con-dition and totaled $1,601,939 and $1,784,289 at December 31, 1999 and 1998, re-spectively.

Of the $1,601,939 net unrealized gain on open contracts at December 31, 1999, $1,280,887 related to exchange-traded futures contracts and $321,052 related to off-exchange-traded forward currency contracts.

Of the $1,784,289 net unrealized gain on open contracts at December 31, 1998, $6,485,141 related to exchange-traded futures contracts and $(4,700,852) re-lated to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1999 and 1998 mature through Sep-tember 2000 and June 1999, respectively. Off-ex-change-

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statements--(Continued)

traded forward currency contracts held by the Partner-ship at December 31, 1999 and 1998 mature through March 2000 and March 1999, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is in-volved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR and Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $93,374,811 and $134,032,614 at December 31, 1999 and 1998, respective-
ly. With respect to the Partnership's off-exchange-traded forward currency con-tracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward cur-rency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. The Partnership has a net-ting agreement with Carr. This agreement, which seeks to reduce both the Part-nership's and Carr's exposure on off-exchange-traded forward currency con-tracts, should materially decrease the Partnership's credit risk in the event of Carr's bankruptcy or insolvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Partnership payment of the net liquidating value of the transactions in the Partnership's account with Carr (including foreign currency contracts).

4. Legal Matters

The class actions first filed in 1996 in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996, and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statements--(Continued)

behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, DWFCM, MSDW, the Partner-ship, certain limited partnership commodity pools of which Demeter is the gen-eral partner (all such parties referred to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended com-plaint alleging, among other things, that the defendants committed fraud, de-ceit, negligent misrepresentation, various violations of the California Corpo-rations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. The com-plaints seek unspecified amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on August 24, 1999. On September 24, 1999, the court entered an order dismissing the case without prejudice on consent. Similar purported class actions were also filed on September 18, and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Morgan Stanley Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defen-dants committed fraud, breach of fiduciary duty, and negligent misrepresenta-tion in the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York ac-tion in November 1998, but granted plaintiffs leave to file an amended com-plaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.

In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dis-missed without prejudice.

Dean Witter Diversified Futures Fund
Limited Partnership
Notes to Financial Statements--(Concluded)

5. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 4 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 148