Form 10-Q
period 2000-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2000-05-15
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-23577

     DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED
PARTNERSHIP
     (Exact name of registrant as specified in its charter)


          Delaware                                13-3461507
State or other jurisdiction of                    (I.R.S.
Employer
incorporation or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 392-5454

                                                                .
(Former name, former address, and former fiscal year, if changed since last report)


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

                       March 31, 2000


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 2000
     (Unaudited) and December 31, 1999.....................2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)...................3

     Statements of Changes in Partners' Capital for the
        Quarters Ended March 31, 2000 and 1999
     (Unaudited)...........................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited).................. 5

        Notes to Financial Statements (Unaudited)..........6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................19-31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................ 32

Item 5. Other Information.................................32

Item 6. Exhibits and Reports on Form 8-K..................32






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                       2000         1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             83,825,423       92,093,924
  Net  unrealized gain on open contracts     5,997,335        1,6
01,939

      Total Trading Equity        89,822,758       93,695,863

Interest receivable (DWR)            317,281          312,680

      Total Assets                90,140,039       94,008,543


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               2,239,802        2,015,683
 Accrued management fee (DWFCM)      215,824          229,326
 Administrative expenses payable      137,824         114,311

      Total Liabilities            2,593,450        2,359,320


Partners' Capital

 Limited Partners (85,771.287 and
  92,865.334 Units, respectively)   85,280,350   89,453,674
 General Partner (2,279.285 Units)     2,266,239     2,195,549

 Total Partners' Capital            87,546,589   91,649,223

  Total  Liabilities and Partners' Capital    90,140,039    94,00
8,543


NET ASSET VALUE PER UNIT               994.28          963.26



          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                                             2000
1999
                                         $             $
REVENUES
 Trading profit (loss):
    Realized                        (233,470)    (6,915,701)
      Net change in unrealized    4,395,396             (17,951)
      Total Trading Results       4,161,926      (6,933,652)
 Interest Income (DWR)              927,356          1,067,425
      Total Revenues              5,089,282         (5,866,227)

EXPENSES

 Brokerage commissions (DWR)      1,511,907      1,840,522
   Management   fee   (DWFCM)              666,285        918,066
Transaction   fees   and  costs            115,604        145,990
Administrative expenses              37,000              35,000
      Total Expenses              2,330,796          2,939,578

NET INCOME (LOSS)                 2,758,486         (8,805,805)

NET INCOME (LOSS) ALLOCATION

   Limited  Partners                    2,687,796     (8,633,447)
General Partner                        70,690    (172,358)

NET INCOME (LOSS) PER UNIT

                         Limited                         Partners
31.02                         (75.62)
                          General                         Partner
31.02                         (75.62)





          The accompanying notes are an integral part of these financial statements.

<age>

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
                  December                31,                1998
117,935.784           $125,375,751$2,470,826   $127,846,577

Net  Loss                    -          (8,633,447)     (172,358)
(8,805,805)

Redemptions
(5,594.705)                     (5,754,219)                     -
(5,754,219)

Partners' Capital,
                   March                 31,                 1999
112,341.079           $110,988,085$2,298,468  $113,286,553



Partners' Capital,
                  December                31,                1999
95,144.619             $89,453,674$2,195,549   $91,649,223

Net Income                 -         2,687,796     70,690       2
,758,486

Redemptions
(7,094.047)                      (6,861,120)                    -
(6,861,120)

Partners' Capital,
                   March                 31,                 2000
88,050.572             $85,280,350$2,266,239 $  87,546,589














           The accompanying notes are an integral part of these financial statements.


    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                 For the Quarters Ended March 31,

                                                             2000
1999
                                         $               $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                 2,758,486      (8,805,805)
Noncash item included in net income (loss):
        Net     change     in     unrealized          (4,395,396)
17,951
(Increase) decrease in operating assets:
    Interest receivable (DWR)         (4,601)       46,076
      Due from DWR                    -            (179,122)
Increase (decrease) in operating liabilities:
    Accrued management fee (DWFCM)   (13,502)       (10,965)
    Administrative expenses payable        23,513                        (42)

Net cash used for operating activities   (1,631,500)         (8,931,907)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable     224,119        659,464
Redemptions of Units              (6,861,120)      (5,754,219)

Net cash used for financing activities    (6,637,001)         (5,094,755)

Net decrease in cash              (8,268,501)    (14,026,662)

Balance at beginning of period   92,093,924      127,547,473

Balance at end of period         83,825,423      113,520,811












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

Futures   Fund  Limited  Partnership  (the  "Partnership").   The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1999  Annual

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

Futures   &   Currency   Management   Inc.   ("DWFCM"   or    the

"Trading

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133", which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $5,997,335 and

$1,601,939 at March 31, 2000 and December 31, 1999, respectively.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Of  the $5,997,335 net unrealized gain on open contracts at March

31, 2000, $5,042,373 related to exchange-traded futures contracts and  $954,962  related  to off-exchange-traded  forward  currency contracts.



Of  the  $1,601,939  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,280,887 related to exchange-traded  futures contracts  and  $321,052  related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 2000 and December 31, 1999 mature through June 2000 and

September   2000,   respectively.   Off-exchange-traded   forward

currency contracts held by the Partnership at March 31, 2000  and

December  31,  1999  mature through July  2000  and  March  2000,

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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $88,867,796 and $93,374,811  at

March 31, 2000 and December 31, 1999, respectively.  With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to   perform.   The

Partnership  has a netting agreement with Carr.  This  agreement,

which  seeks to reduce both the Partnership's and Carr's exposure

on   off-exchange-traded  forward  currency   contracts,   should

materially decrease the Partnership's credit risk  in  the  event of Carr's bankruptcy or

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




insolvency.    Carr's  parent,  Credit  Agricole  Indosuez,   has

guaranteed  to  the  Partnership payment of the  net  liquidating value of the transactions in the Partnership's account with  Carr

(including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Manager,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures and forwards, it is expected  that the  Partnership  will  continue to own such  liquid  assets  for margin purposes.



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



Capital  Resources. The Partnership does not have, or  expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the amount of funds available for investments in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of  the Partnership's operations for the three months ended March

31,  2000 and 1999, respectively and a general discussion of  its trading activities during each period.  It is important to  note,

however,  that the Trading Manager trades in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Manager   or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Manager's  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded total  trading  revenues including interest income of  $5,089,282

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains  of approximately 5.3% were  recorded  in  the energy  markets primarily during February from long positions  in crude  oil futures as prices rose to nine-year highs.  This price increase  was  due  to a combination of cold  weather,  declining inventories  and  increasing demand, as well  as  concerns  about future output levels from the world's leading producer countries.

Despite  a  dramatic move lower in the price of crude oil  during

March,  the  Partnership profited from long positions  liquidated

early in  the  month.   In   the  currency   markets,  gains   of
approximately  2.3% were recorded primarily during  January  from short  positions  in the Swedish krona, the euro  and  the  Swiss franc as the value of these European currencies weakened relative to  the  U.S. dollar, hurt by skepticism about Europe's  economic

outlook  and  lack  of support from European  officials.   During

March,   gains  were  recorded  from  short  euro  positions   as

expectations for continued interest rate hikes from the  European

Central  Bank diminished.  These gains were partially  offset  by losses  of  approximately 1.6% recorded throughout a majority  of the  quarter in the global stock index futures markets from  long positions  in  S&P  500  Index futures as domestic  stock  prices declined  due  to  volatility in the  technology  sector  and  as economic  data  raised  fears that the Federal  Reserve  will  be

forced  to  take aggressive action to slow the economy.   In  the

metals  markets,  losses of approximately 1.5%  were  experienced primarily  from  long  positions in base  metal  futures  as  the

previous  upward  price  trend  reversed  sharply  lower   during

February  in  response to interest rate hikes across  the  globe.

Additional losses were recorded from short gold futures positions as  prices  spiked sharply higher early in February following  an announcement  by  a  major producer that it was  suspending  gold

hedging   activities.   Newly  established  long   gold   futures

positions resulted in additional losses as gold prices fell later in February from weakness in the Australian dollar and gold sales by  the  Dutch central bank.  In the global interest rate futures markets, losses of approximately 1.4% were incurred primarily during February from long positions in Japanese government bond futures as prices decreased in response to the yen's weakness,  a higher Nikkei average and the perception in Japan that, despite a zero  interest rate policy, 10-year interest rates are  too  low.

In  soft  commodities, losses of approximately 0.6% were recorded primarily during March from long cocoa futures positions as cocoa prices  dropped  against  the backdrop of  world  overproduction.

Total  expenses for the three months ended March  31,  2000  were

$2,330,796 resulting in net income of $2,758,486.  The value of a

Unit  increased from $963.26 at December 31, 1999 to  $994.28  at

March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading  losses net of interest income, of $5,866,227  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant losses of approximately 4.5% were experienced in  the global interest rate futures markets throughout a majority of the quarter from short Japanese government bond futures positions  as prices increased amid growing speculation that the Bank of  Japan may  underwrite Japanese government bonds.  Fears that a rise  in

Japanese  bond yields would lead many Japanese money managers  to repatriate  assets  from foreign investments  to  yen-denominated debt  also pushed prices higher.  Additional losses were recorded during  February  and  March from short  German  government  bond futures positions as prices increased on reports that Germany's industrial production showed a sharp increase, creating hopes

that  Europe's  biggest economy could be strengthening.   In  the

currency  markets,  losses of approximately  4.1%  were  recorded throughout a majority of the quarter from long Australian  dollar positions as its value dropped significantly relative to the U.S.

dollar  on  speculation regarding potential currency devaluations in  the  Asian region.  Losses recorded from short British  pound positions  in  March offset profits recorded in February  as  its value  strengthened versus the U.S. dollar as the  market  scaled back  the  chances  of a British interest rate cut  following  an announcement of a budget that was more generous than expected. In the metals markets, losses of approximately 0.9% were experienced during  March  from  long  silver  futures  positions  as  prices retreated  after  Berkshire Hathaway's annual  report  failed  to provide  any  new information on the company's silver  positions.

In  soft  commodities, losses of approximately 0.6% were recorded during March from short positions in coffee futures as prices  in this  market  surged late in the month as options-related  buying triggered  waves  of buy-stops at several key resistance  levels,

attracting  fund  short-covering.   In  the  global  stock  index

futures  markets,  losses of approximately 0.2% were  experienced during  February  from  long S&P 500 Index futures  positions  as domestic  equity prices moved lower on concerns that the  Federal

Reserve  may  raise  interest  rates  in  an  effort  to  control

inflation.   These  losses  were partially  offset  by  gains  of

approximately 2.4% recorded in the energy markets during March from long positions in crude and heating oil futures as prices moved  significantly higher which was largely attributed  to  the news  that  both  OPEC  and  non-OPEC countries  had  reached  an agreement  to  cut  total  output by  approximately  two  million

barrels  a  day  beginning April 1, 1999.   In  the  agricultural

markets, gains of approximately 0.7% were recorded mainly  during

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

Partnership's  market risk is limited by the uncertainty  of  its speculative trading.  The Partnerships's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectations based upon historical changes in market value.



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



The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of March 31, 2000 and 1999. As

of   March   31,   2000   and  1999,  the   Partnership's   total

capitalization was approximately $88 million and $113 million,

respectively.


     Primary Market             March 31, 2000     March 31, 1999
     Risk Category              Value at Risk      Value at Risk

     Currency                      (1.67)%             (1.91)%

     Interest Rate                 (1.56)              (0.89)

     Commodity                     (2.07)              (0.98)

     Equity                        (1.30)              (0.77)

     Aggregate Value at Risk       (3.40)%             (2.26)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the VaR of the individual Market Categories listed above. Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.



Primary Market Risk Category      High        Low        Average

Currency                         (1.95)%     (1.67)%     (1.81)%

Interest Rate                    (2.01)      (0.89)      (1.36)

Commodity                        (2.07)      (0.93)      (1.35)

Equity                           (1.30)      (0.19)      (0.69)

Aggregate Value at Risk          (3.40)%     (2.26)%     (2.82)%

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at March 31, 2000 and 1999 and for the end of the four quarterly reporting periods from April 1, 1999 through March

31,  2000.  Since VaR is based on historical data, VaR should not

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

Partnership  also maintains a substantial portion  (approximately

78%) of its available assets in cash at DWR. A decline in short-term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency.   The most significant exposure in the Partnership  was

in  the currency complex.  The Partnership's currency exposure is

to   exchange  rate  fluctuations,  primarily  fluctuations  that disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including  cross-rates i.e., positions  between  two currencies other than the U.S. dollar.  For the first quarter  of

2000, the Partnership's foreign currency exposure was in the euro currency  crosses  and outright U.S. dollar  positions  (outright positions  consist of the U.S. dollar vs. other currencies).  The currency  trading  VaR  figure includes  foreign  margin  amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Interest  Rates.   At March 31, 2000, there was also  significant

exposure in the interest rate sector. Exposure was spread  across the U.S., Swiss, Australian, and Euro-zone interest rate sectors.

Interest  rate  movements  directly  affect  the  price  of   the

sovereign  bond positions held by the Partnership and  indirectly affect  the  value  of  its stock index and  currency  positions.

Interest  rate  movements  in one country  as  well  as  relative interest rate movements between countries  materially  impact the

Partnership's profitability.  The Partnership's primary  interest rate exposure is generally to interest rate fluctuations in the G-

7  countries  and Australia.  Demeter anticipates  that  G-7  and

Australian  interest rates will remain the primary interest  rate

exposure  of  the  Partnership for the foreseeable  future.   The

changes  in  interest rates, which have the most  effect  on  the

Partnership,   are   changes   in   long-term   and   medium-term

instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium to long-term rates to remain steady.



Commodity.

Metals.   The Partnership's metals market exposure in  the  first

quarter of 2000 was to fluctuations in the prices of base metals, as well as exposure in the gold market. A significant amount of exposure  was evident in the base metals as the Partnership  held sizeable  positions in aluminum and copper as determined  by  the parameters of the proprietary system.



The  Partnership  aims to equally weight market exposure  in  the metals  as much as possible, however base metals, during  periods of volatility, will affect performance more dramatically than the precious  metals markets.  Demeter anticipates that  base  metals

will   remain   the  primary  metals  market  exposure   of   the

Partnership.



Energy.  On March 31, 2000, the Partnership's energy exposure was in  natural gas futures contracts.  Price movement in this market results  from  supply/demand data, weather  patterns,  and  other economic fundamentals. A position in natural gas will impact  the portfolio as it is a significant portion of the portfolio.



Soft   Commodities  and  Agriculturals.    The  Partnership   had

moderate  exposure  in the markets that comprise  these  sectors.

Most  of the exposure was in the corn and coffee markets.  Supply and  demand  inequalities, severe weather disruptions and  market expectations affect price movements in these markets.



Equity.  The Partnership's equity exposure on March 31, 2000  was primarily to price risk in the S&P 500 futures index. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. Demeter anticipates little,  if

any,  trading  in  non-G-7  stock indices.   The  Partnership  is

primarily  exposed to the risk of adverse price trends or  static markets in the U.S. and Japanese indices.  (Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses.)



Qualitative  Disclosures  Regarding  Non-Trading  Risk   Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



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

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's assets among different market sectors  and  trading approaches, and monitoring the performance of the Trading Manager daily. In
addition,   the   Trading  Manager  establishes   diversification

guidelines,  often  set  in terms of the  maximum  margin  to  be committed  to  positions  in any one  market  sector  or  market-

sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Manager.

                  PART II.   OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal  of  the  order  dismissing  the  consolidated  complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.)


Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and DWFCM and Robert  E.

Murray  replaced  him  as Chairman of the Board  of  Demeter  and

DWFCM.



Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's  futures and options clearing from Carr  to  Morgan

Stanley & Co. Incorporated ("MS & Co."), an affiliate of Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of  Demeter.  In addition, MS & Co. and  MSIL,  rather

than   Carr,  will  act  as  the  counterparty  on  all  of   the

Partnership's  foreign  currency  forward  trades.   Dean  Witter

Reynolds  Inc. will continue to act as the non-clearing commodity broker for the Partnership.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits - None.

     (B)  Reports on Form 8-K. - None.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Dean Witter Diversified Futures
                              Fund Limited Partnership
                              Registrant)

                              By:  Demeter Management Corporation
                                   (General Partner)

May 12, 2000                  By:  /s/ Lewis A. Raibley, III
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                   Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.