Form 10-Q
period 2000-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2000-08-11
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission file number 0-23577

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERHSIP

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


Yes    X            No___________

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       June 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
     Statements of Financial Condition June 30, 2000
     (Unaudited) and December 31, 1999.....................2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................4

     Statements of Changes in Partners' Capital for the
        Six Months ended June 30, 2000 and 1999
     (Unaudited)...........................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited)....................6

        Notes to Financial Statements (Unaudited)..........7-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................21-33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings..............................34-35

Item 5. Other Information..............................35-36

Item 6. Exhibits and Reports on Form 8-K..................36




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                       2000         1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             89,056,307       92,093,924

    Net    unrealized    gain    on   open    contracts    (MSIL)
37,535                                   -
 Net unrealized gain (loss) on open contracts (Carr)(1,578,913)  1,601,939
   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(2,285,318)        ______-____
 Total net unrealized gain (loss) on open contracts   (3,826,696)
1,601,939

      Total Trading Equity        85,229,611       93,695,863

Interest receivable (DWR)            335,163          312,680

      Total Assets                  85,564,774     94,008,543

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,960,990        2,015,683
 Accrued management fees (DWFCM)     215,320          229,326
 Administrative expenses payable      116,519         114,311

      Total Liabilities            2,292,829        2,359,320

Partners' Capital

 Limited Partners (80,501.913 and
   92,865.334 Units, respectively)  81,570,372   89,453,674
 General Partner (1,679.285 and
       2,279.285 Units, respectively)   1,701,573     2,195,549

 Total Partners' Capital            83,271,945   91,649,223

  Total  Liabilities and Partners' Capital    85,564,774    94,00
8,543

NET ASSET VALUE PER UNIT          1,013.27             963.26

          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                                 For the Quarters Ended June 30,

                                        2000        1999
                                          $            $


REVENUES
 Trading profit (loss):
       Realized                        12,453,197         169,760
Net change in unrealized         (9,824,031)    1,107,934
      Total Trading Results        2,629,166    1,277,694
    Interest Income (DWR)            994,054      980,918
      Total Revenues               3,623,220    2,258,612

EXPENSES

     Brokerage   commissions  (DWR)      1,180,558      1,924,178
 Management   fees   (DWFCM)              650,848         841,841
 Transaction   fees   and  costs            73,713        134,760
 Administrative   expenses                37,000           38,000
 Total Expenses                   1,942,119    2,938,779

NET INCOME (LOSS)                  1,681,101     (680,167)

NET INCOME (LOSS) ALLOCATION

      Limited   Partners                 1,637,805      (663,948)
General Partner                       43,296     (16,219)

NET INCOME (LOSS) PER UNIT

      Limited   Partners                     18.99         (7.11)
General Partner                        18.99       (7.11)

          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                               For the Six Months Ended June 30,

                                        2000        1999
                                          $            $

REVENUES
 Trading profit (loss):
               Realized                                12,219,727
(6,745,941)                                                   Net
change in unrealized             (5,428,635)     1,089,983

            Total      Trading      Results             6,791,092
(5,655,958)
    Interest Income (DWR)          1,921,410      2,048,343
      Total Revenues               8,712,502    (3,607,615)

EXPENSES

      Brokerage   commissions  (DWR)      2,692,465     3,764,700
Management   fees   (DWFCM)              1,317,133      1,759,907
Transaction   fees   and   costs             189,317      280,750
Administrative expenses               74,000         73,000
      Total Expenses               4,272,915    5,878,357

NET INCOME (LOSS)                  4,439,587   (9,485,972)

NET INCOME (LOSS) ALLOCATION

      Limited   Partners                 4,325,601    (9,297,395)
General Partner                      113,986    (188,577)

NET INCOME (LOSS) PER UNIT

      Limited   Partners                     50.01        (82.73)
General Partner                        50.01      (82.73)



          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
  December  31, 1998  117,935.784  $125,375,751        $2,470,826
$127,846,577

Net                                                          Loss
-                                  (9,297,395)          (188,577)
(9,485,972)

Redemptions              (11,884.591)                (12,171,511)
-                                  (12,171,511)

Partners' Capital,
  June  30, 1999      106,051.193    $103,906,845      $2,282,249
$106,189,094



Partners' Capital,
  December  31, 1999   95,144.619  $89,453,674         $2,195,549
$91,649,223

Net                                                        Income
-                                           4,325,601     113,986
4,439,587
Redemptions              (12,963.421)                (12,208,903)
(607,962)                          (12,816,865)

Partners' Capital,
  June  30, 2000       82,181.198    $81,570,372       $1,701,573
$83,271,945












           The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)




                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net  income  (loss):                  4,439,587              (
9,485,972)
 Noncash item included in net income (loss):
      Net  change  in  unrealized         5,428,635             (
1,089,983)
 (Increase) decrease in operating assets:
    Interest receivable (DWR)        (22,483)            66,542
 Increase (decrease) in operating liabilities:
        Accrued     management     fees     (DWFCM)      (14,006)
(42,857)
Administrative       expenses        payable                2,208
37,958

  Net  cash provided by (used for) operating activities 9,833,941
(10,514,312)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase (decrease) in redemptions payable(54,693)      607,715
Redemptions        of       Units                    (12,816,865)
(12,171,511)
   Net   cash   used  for  financing  activities     (12,871,558)
(11,563,796)
   Net  decrease  in  cash              (3,037,617)             (
22,078,108)
     Balance     at    beginning    of    period       92,093,924
127,547,473
     Balance     at    end    of    period             89,056,307
105,469,365









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



The  general  partner for the Partnership is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR").  Morgan Stanley &  Co.,  Inc.

("MS  &  Co.")  and  Morgan Stanley & Co.  International  Limited

("MSIL") provide clearing and execution services.  Prior  to  May

2000, Carr Futures Inc. provided clearing and execution services.

The trading manager is Dean Witter Futures & Currency Management

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Inc.   ("DWFCM" or the "Trading Manager").  Demeter,  DWR,  MS  &

Co.,  MSIL  and  DWFCM  are wholly-owned subsidiaries  of  Morgan

Stanley Dean Witter & Co.



2. Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on a prevailing rate  on  U.S.  Treasury  bills. The Partnership  pays  brokerage

commissions  to  DWR.   Management and incentive  fees  (if  any)

incurred by the Partnership are paid to DWFCM.



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



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements  of financial condition and totaled  $(3,826,696)

and   $1,601,939  at  June  30,  2000  and  December  31,   1999,

respectively.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of  the $3,826,696 net unrealized loss on open contracts at  June

30, 2000, $1,469,530 related to exchange-traded futures contracts and  $(5,296,226) related to off-exchange-traded forward currency contracts.



Of  the  $1,601,939  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,280,887 related to exchange-traded  futures contracts  and  $321,052  related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  2000 and December 31, 1999 mature through December 2000  and

September   2000,   respectively.   Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 2000  and

December  31, 1999 mature through September 2000 and March  2000,

respectively.



The  Partnership  has  credit risk associated  with  counterparty nonperformance.  The credit risk associated with the  instruments in  which  the Partnership is involved is limited to the  amounts reflected in the Partnership's statements of financial condition.



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

            NOTES TO FINANCIAL STATEMENTS (CONCLUDED) with respect to most of the Partnership's assets. Exchange-traded futures  contracts  are marked to market on a daily  basis,  with variations in value settled on a daily basis.  DWR, MS & Co., and

MSIL  each as a futures commission merchant for the Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain (loss) on all open futures  contracts,

which   funds,   in   the  aggregate,  totaled  $90,525,837   and

$93,374,811 at June 30, 2000 and December 31, 1999, respectively.

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

MS  &  Co.,  the  sole counterparty on all of such contracts,  to perform.  The Partnership has a netting agreement with MS  &  Co.

This agreement, which seeks to reduce both the Partnership's  and

MS  &  Co.'s  exposure  on off-exchange-traded  forward  currency contracts,  should  materially decrease the Partnership's  credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established  for  the  Trading

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

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of  the  Partnership's operations for the quarter and six  months ended  June  30,  2000  and  1999, respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Manager  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Manager or will  be  profitable  in  the

future.    Consequently,  the  results  of  operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Manager's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  revenues including interest income of  $3,623,220

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains of approximately 10.2% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas  futures as prices continued their upward  trend  on fears that inventory levels would remain low and that U.S. demand will  outstrip  production  this  summer,  when  inventories  are

typically  refilled  for  the  winter.   Additional  gains   were

recorded during May and June from long futures positions in crude oil  and its related products as the previous upward movement  in oil prices re-emerged amid rising concerns regarding supplies and
production  levels.   In  the  agricultural  markets,  gains   of

approximately 1.1% were recorded primarily during June from short corn  futures positions as corn prices were pressured lower by  a damp  weather forecast in the U.S. Midwest.  In soft commodities,

gains  of approximately 0.4% were recorded primarily during  June from  short  coffee  futures positions as prices  decreased  amid continued  pressure  from  bearish technical  factors  and  large warehouse supplies.  These gains were partially offset by  losses of  approximately  6.5% recorded throughout  a  majority  of  the quarter  primarily  from long positions  in  U.S.  interest  rate futures  as  prices  declined  on  inflation  fears  provoked  by

stronger-than-forecasted U.S. economic data.   Losses  were  also

recorded  throughout  the  majority of  the  quarter  from  short positions in German bond futures as prices were pushed higher  by the  rise  in  U.S.  prices.  In the global stock  index  futures markets,  losses  of  approximately 1.8% were incurred  primarily during  April  from long positions in S&P 500  Index  futures  as fears  of  inflation negatively impacted domestic equity  prices.

In  the  currency  markets,  losses of  approximately  1.2%  were experienced  primarily  during April  and  early  May  from  long positions  in the Japanese yen as its value weakened relative  to the  U.S.  dollar  amid  fears of an  additional  Bank  of  Japan

intervention   and  as  Japanese  consumer  confidence   remained

sluggish.   In  the metals markets, losses of approximately  0.5%

were  recorded primarily during June from short aluminum  futures positions as prices increased on consumer and speculative buying.

Total  expenses  for the three months ended June  30,  2000  were

$1,942,119, resulting in net income of $1,681,101.  The value  of a  Unit increased from $994.28 at March 31, 2000 to $1,013.27  at

June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  revenues including interest income of  $8,712,502

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  gains of approximately 15.1% were  recorded  in  the energy  markets  primarily  during May  from  long  positions  in natural  gas  futures as prices continued their upward  trend  on fears that inventory levels would remain low and that U.S. demand will  outstrip  production  this  summer,  when  inventories  are

typically  refilled  for  the  winter.   Additional  gains   were

recorded during February from long positions in crude oil futures as  prices  increased  due  to  a combination  of  cold  weather,

declining  inventories and increasing demand.   Oil  prices  also

increased during June in reaction to the dismissal by OPEC  of  a price  setting  mechanism and a promise of  a  modest  production increase.  In  the currency markets, gains of approximately  1.2%

were  recorded primarily during January from short  positions  in the  Swedish krona, the euro and the Swiss franc as the value  of these  European currencies weakened relative to the U.S.  dollar,

hurt  by  skepticism about Europe's economic outlook and lack  of support from European officials. During April, profits were recorded from short positions in the euro as the value of the

European  common currency dropped to record lows versus the  U.S.

dollar and British pound.  In the agricultural markets, gains  of approximately 0.9% were recorded primarily during June from short corn  futures positions as corn prices were pressured lower by  a

damp  weather  forecast in the U.S. midwest.   These  gains  were

partially  offset  by  losses  of  approximately  7.6%   recorded

throughout  a majority of the second quarter from long  positions in  U.S.  interest rate futures as prices declined  on  inflation fears  provoked  by stronger-than-forecasted U.S. economic  data.

Losses  were also recorded throughout the majority of the  second quarter  from  short positions in German bond futures  as  prices were  pushed  higher by the rise in U.S. prices.  In  the  global stock  index futures markets, losses of approximately  3.3%  were incurred  throughout a majority of the first quarter  and  during

April  from  long positions in S&P 500 Index futures as  domestic stock  prices declined due to volatility in the technology sector and  fears  that  the  Federal Reserve will  be  forced  to  take aggressive  action to slow the economy.  In the  metals  markets,

losses of approximately 2.0% were experienced primarily from long positions in base metal futures as a previous upward price  trend reversed  sharply lower during February in response  to  interest rate  hikes  across the globe.  During June, smaller losses  were

recorded   from  short  aluminum  futures  positions  as   prices

increased on consumer and speculative buying. Total expenses for the six months ended June 30, 2000 were $4,272,915, resulting in net  income  of  $4,439,587.  The value of a Unit increased  from

$963.26 at December 31, 1999 to $1,013.27 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $2,258,612 and,  after  expenses, posted a decrease in Net Asset  Value  per

Unit.  The  most significant net trading losses of  approximately

4.0%  were experienced in the metals markets primarily from  long positions  in  copper and aluminum futures as base metals  prices declined  significantly during late May amid  large  supply,  low demand and the possibility of a production cut in the near future

being  judged  unlikely.   During June,  additional  losses  were

incurred  in  this  market  complex  from  short  copper  futures positions  as  prices  moved higher due to a  drop  in  warehouse stocks.  In  the  global stock index futures markets,  losses  of approximately  0.9% were recorded primarily during mid-April  and

May  from long S&P 500 Index futures positions as domestic equity prices  dropped  following stronger-than-expected Consumer  Price

Index  data and indications by the Federal Open Market  Committee that  the  U.S. Federal Reserve is shifting towards a  tightening bias.  In the agricultural markets, losses of approximately  0.1%

were  experienced primarily from long corn futures  positions  as prices  regressed in early April in reaction to  reports  by  the

USDA that the expected corn surplus will be one of the biggest in
years  and  from  declining demand in the Asian  markets.   These

losses  were  partially  offset by gains  of  approximately  2.1%

recorded in the currency markets primarily during April  and  May from  short Swedish krona positions as its value weakened  versus the  U.S.  dollar  on  speculation as to when  Sweden  will  join

Europe's  Monetary Union and due to a decline in oil prices.   In

the  global interest rate futures markets, gains of approximately

1.1%  were recorded primarily from long Japanese government bonds as  prices  rallied  during April after the  Japanese  government proposed  no  new economic spending plans and on  comments  by  a

Senior  Finance Ministry official that the supply-demand  balance in  the  market will deteriorate.  In soft commodities, gains  of approximately  0.6%  were recorded primarily  from  short  cotton futures  positions as prices dropped in late June on  reports  of beneficial rainfalls across the Southeastern U.S.  In the  energy markets,  gains  of  approximately 0.6% were  recorded  primarily during  April from long natural gas futures positions  as  prices climbed  following reports of an increase in storage stocks  that was well-below market expectations.  Total expenses for the three months  ended June 30, 1999 were $2,938,779, resulting in  a  net loss  of  $680,167.  The value of a Unit decreased from $1,008.42 at March 31, 1999 to $1,001.31 at June 30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  losses net of interest income of  $3,607,615  and posted a decrease in Net Asset Value per Unit. The most significant losses of approximately 4.4% were experienced in the metals  markets primarily from long positions in copper and  zinc futures as base metals prices declined significantly in late  May amid  a  large  supply,  low  demand and  the  possibility  of  a production  cut in the near future being judged unlikely.  During

June, additional losses were incurred in this market complex from short  copper futures positions as prices moved higher due  to  a drop  in  warehouse stocks.  In the global interest rate  futures markets,  losses  of  approximately 3.5% were recorded  primarily from  short Japanese bond futures positions throughout a majority of the first quarter as prices increased amid growing speculation that  the Bank of Japan may underwrite Japanese government bonds.

Fears  that  a  rise  in  Japanese bond yields  would  lead  many

Japanese  money  managers  to  repatriate  assets  from   foreign

investments  to  yen-denominated debt also pushed prices  higher.

Additional  losses were recorded during February and  March  from

short   German  government  bond  futures  positions  as   prices

increased on reports that Germany's industrial production  showed a  sharp  increase, creating hopes that Europe's biggest  economy

could  be  strengthening.   In the currency  markets,  losses  of

approximately   2.2%   were  experienced  primarily   from   long

Australian  dollar positions throughout a majority of  the  first quarter  as its value dropped significantly relative to the  U.S.

dollar  on  speculation regarding potential currency devaluations in  the  Asian region.  Losses recorded from short British  pound positions  in  March offset profits recorded in February  as  its value strengthened versus the

U.S.  dollar as the market scaled back the chances of  a  British interest rate cut following an announcement of a budget that  was more  generous than expected.  In the global stock index  futures markets,  losses of approximately 1.0% were experienced primarily during  February,  mid  April and May from  long  S&P  500  Index futures  positions  as  domestic equity  prices  moved  lower  on concerns that the Federal Reserve may raise interest rates in  an effort  to  control  inflation, following  stronger-than-expected

Consumer Price Index data and on indications by the Federal  Open

Market  Committee  that  the  U.S. Federal  Reserve  is  shifting towards a tightening bias.  These losses were partially offset by gains  of  approximately  2.9% recorded  in  the  energy  markets primarily  during March from long positions in crude and  heating oil  futures  as prices moved significantly higher on  news  that both OPEC and non-OPEC countries had reached an agreement to  cut total output by approximately two million barrels a day beginning

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

The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of June 30, 2000 and 1999. As of June 30, 2000 and 1999, the Partnership's total capitalization was approximately $83 million and $106 million, respectively.

      Primary Market             June 30, 2000           June 30,
1999
     Risk Category              Value at Risk      Value at Risk

     Currency                      (1.45)%             (1.95)%

     Interest Rate                 (1.65)              (2.01)

     Commodity                     (1.87)              (0.51)

     Equity                          (0.06)                (0.93)

Aggregate Value at Risk       (2.75)%             (3.16)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business is the speculative trading of futures interests, the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.



Primary Market Risk Category      High        Low        Average

Currency                         (1.95)%     (1.45)%     (1.75)%

Interest Rate                    (2.01)      (0.89)      (1.53)

Commodity                        (2.07)      (0.93)      (1.46)

Equity                           (1.30)      (0.06)      (0.66)

Aggregate Value at Risk          (3.40)%     (2.26)%     (2.89)%


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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at June 30, 2000 and 1999 and for the end of  the four quarterly reporting periods from July 1, 1999 through June

30,  2000.  Since VaR is based on historical data, VaR should not be  viewed  as  predictive of the Partnership's future  financial performance or its ability to manage or monitor risk.  There can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well as  any market risk they may represent, are immaterial.  At  June

30,  2000 the Partnership's cash balance at DWR was approximately

97%  of  its  total  Net  Asset Value.  A decline  in  short-term interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency.   The  Partnership's currency exposure is  to  exchange

rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  2000,   the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  Outright positions  consist of  the U.S. dollar vs. other currencies.  These other currencies

include  the  major  and  minor  currencies.   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest  Rate. The second largest market exposure  at  June  30,

2000  was  in  the  interest rate complex.  Exposure  was  spread across German and Japanese interest rate sectors.  Interest  rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements  in  one  country  as well as  relative  interest  rate movements  between countries materially impact the  Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and  the  other  G-7  countries.  The G-7  countries  consist  of

France,   U.S.,  Britain,  Germany,  Japan,  Italy  and   Canada.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable future.  The changes in interest rates which have the most  effect  on  the Partnership are changes  in  long-term,  as opposed  to short-term, rates.  Most of the speculative  interest rate futures positions held by the Partnership are in medium-  to long-term  instruments.  Consequently, even a material change  in short-term  rates  would have little effect on  the  Partnership,

were the medium- to long-term rates to remain steady.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.

Metals.    The  Partnership's primary metals market  exposure  at

June  30,  2000 was to fluctuations in the price of Aluminum  and

Nickel.



Soft  Commodities and Agriculturals.  On June 30, 2000,  most  of the  exposure  to these sectors was in the corn, soybean,  cotton

and  coffee  markets.   Supply  and demand  inequalities,  severe

weather disruption and market expectations affect price movements in these markets.



Equity. Exposure to stock indices on June 30, 2000 was limited to a small position in the Nikkei stock index.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency Balances.    The Partnership's primary  foreign

currency balances are in euros and Japanese yen.  The Partnership controls  the  non-trading risk of these  balances  by  regularly converting  these balances back into dollars upon liquidation  of the respective position.



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

                  PART II.   OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q for the quarter ended March 31, 2000  and

Form 10-K for the year ended December 31, 1999.



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine to $495,000,
reversed  all previously imposed suspensions against the traders,

reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial Officer and a Director of Demeter and DWFCM.  Effective

July 10, 2000, Raymond E. Koch replaced Lewis A. Raibley, III  as

Chief Financial Officer of Demeter.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)       Exhibits

3.01 Amended and Restated Limited Partnership Agreement of the Partnership, dated as of June 30, 1995 incorporated by reference to Exhibit 3.01 of the Partnership's Registration Statement on Form S-1 (File No. 33-90360).

10.01 Amended and Restated Management Agreement among the Partnership, Demeter and DWFCM dated as of August 31, 1995 incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No. 33-90360).

10.02           Amended and Restated Customer Agreement, dated as
     of        December 1, 1997, between the Partnership and Dean
     Witter  Reynolds  Inc incorporated by reference  to  Exhibit
     10.02 of the Partnership's Form 10-K (File No. 0-23577)      for
     the year ended December 31, 1998.

10.03 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc incorporated by reference to
          Exhibit 10.03 of the Partnership's Form 10-K (File No. 0-23577) for the year ended December 31, 1998.

10.04 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc incorporated by reference to Exhibit
          10.04 of the Partnership's Form 10-K (File No. 0-23577) for the year ended December 31, 1998.

10.05           Customer  Agreement, dated  as  of  May  1,  2000
          between   Morgan   Stanley  &  Co.  Incorporated,   the
          Partnership and Dean Witter Reynolds inc. is filed herewith.

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




                              Dean Witter Diversified Futures
                              Fund Limited Partnership
                              Registrant)

                              By:  Demeter Management Corporation
                                   (General Partner)

August 11, 2000              By:/s/Raymond E. Koch     __________
                                   Raymond E. Koch
                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.