Form 10-Q
period 2000-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2000-11-13
CIK 941912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                     September 30, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 2000
     (Unaudited) and December 31, 1999.....................2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)...............3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)...............4

     Statements of Changes in Partners' Capital for the
        Nine Months ended September 30, 2000 and 1999
     (Unaudited)...........................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)...............6

        Notes to Financial Statements (Unaudited)..........7-12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..13-24

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ...................................24-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.................................36

Item 6. Exhibits and Reports on Form 8-K...............36-37







                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,   December 31,

2000                                1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                             66,754,296       92,093,924

   Net   unrealized   gain   on  open  contracts   (MS   &   Co.)
6,116,069                                -
    Net    unrealized    gain    on   open    contracts    (MSIL)
905,926                                -
    Net    unrealized    gain    on   open    contracts    (Carr)
-                                    1,601,939

  Total  net  unrealized gain on open contracts   7,021,995     1
,601,939

      Total Trading Equity        73,776,291       93,695,863

Interest receivable (DWR)            304,683          312,680

      Total Assets                  74,080,974     94,008,543

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable               1,262,316        2,015,683
 Accrued management fees (DWFCM)     188,409          229,326
 Administrative expenses payable      163,519         114,311

      Total Liabilities            1,614,244        2,359,320

Partners' Capital

 Limited Partners (76,472.893 and
   92,865.334 Units, respectively)  70,909,610   89,453,674
 General Partner (1,679.285 and
       2,279.285 Units, respectively)    1,557,120     2,195,549

 Total Partners' Capital            72,466,730   91,649,223

  Total  Liabilities and Partners' Capital    74,080,974    94,00
8,543

NET ASSET VALUE PER UNIT             927.25            963.26

          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                              For the Quarters Ended September 30,


2000                                   1999

$                                                      $


REVENUES
 Trading profit (loss):
       Realized                       (17,154,138)      3,791,060
Net change in unrealized          10,848,691      635,298
      Total Trading Results      (6,305,447)    4,426,358
    Interest Income (DWR)            923,271      980,971
      Total Revenues             (5,382,176)    5,407,329

EXPENSES

     Brokerage   commissions  (DWR)        986,028      1,689,884
 Management fees (DWFCM)            583,884      789,177
     Administrative expenses         47,000        36,000
     Transaction  fees  and  costs         40,677         116,184
 Total Expenses                   1,657,589    2,631,245

NET INCOME (LOSS)                (7,039,765)    2,776,084

NET INCOME (LOSS) ALLOCATION

      Limited   Partners               (6,895,312)      2,715,472
General Partner                    (144,453)       60,612

NET INCOME (LOSS) PER UNIT

      Limited   Partners                   (86.02)          26.58
General Partner                      (86.02)        26.58

          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                            For the Nine Months Ended September 30,

                                        2000        1999
                                          $            $

REVENUES
 Trading profit (loss):
               Realized                               (4,934,411)
(2,954,881)                                                   Net
change in unrealized               5,420,056     1,725,281

            Total      Trading      Results               485,645
(1,229,600)
    Interest Income (DWR)          2,844,681      3,029,314
      Total Revenues               3,330,326       1,799,714

EXPENSES

      Brokerage   commissions  (DWR)      3,678,493     5,454,584
Management   fees   (DWFCM)              1,901,017      2,549,084
Transaction   fees   and   costs             229,994      396,934
Administrative expenses              121,000        109,000
      Total Expenses               5,930,504      8,509,602

NET LOSS                         (2,600,178)   (6,709,888)

NET LOSS ALLOCATION

      Limited   Partners               (2,569,711)    (6,581,923)
General Partner                     (30,467)    (127,965)

NET LOSS PER UNIT

      Limited   Partners                   (36.01)        (56.15)
General Partner                      (36.01)      (56.15)



          The accompanying notes are an integral part of these financial statements.

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
  December  31, 1998  117,935.784  $125,375,751        $2,470,826
$127,846,577

Net                                                          Loss
-                                  (6,581,923)          (127,965)
(6,709,888)

Redemptions              (17,568.921)                (17,970,281)
-                                  (17,970,281)

Partners' Capital,
  September  30, 1999 100,366.863    $100,823,547      $2,342,861
$103,166,408



Partners' Capital,
    December   31,   1999       95,144.619            $89,453,674
$2,195,549                       $91,649,223

Net                                                          Loss
-                                                     (2,569,711)
(30,467)                         (2,600,178)
Redemptions              (16,992.441)                (15,974,353)
(607,962)                         (16,582,315)

Partners' Capital,
  September  30, 2000   78,152.178   $70,909,610       $1,557,120
$72,466,730














           The accompanying notes are an integral part of these financial statements.


    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)




                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss:                         (2,600,178)              (
6,709,888)
 Noncash item included in net loss:
      Net  change  in  unrealized       (5,420,056)             (
1,725,281)
 (Increase) decrease in operating assets:
    Interest receivable (DWR)           7,997            57,661
                     Due                 from                 DWR
-                                    (50,130)
 Increase (decrease) in operating liabilities:
        Accrued     management     fees     (DWFCM)      (40,917)
(49,084)
Administrative        expenses       payable               49,208
38,272

   Net   cash   used   for  operating  activities     (8,003,946)
(8,438,450)

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase    (decrease)   in   redemptions    payable(753,367)
297,409
Redemptions        of       Units                    (16,582,315)
(17,970,281)
   Net   cash   used   for  financing  activities    (17,335,682)
(17,672,872)
   Net  decrease  in  cash             (25,339,628)             (
26,111,322)
     Balance     at    beginning    of    period       92,093,924
127,547,473
     Balance     at    end    of    period             66,754,296
101,436,151









          The accompanying notes are an integral part of these financial statements.

     DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS


                           (UNAUDITED)

The  unaudited financial statements combined herein  include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition of  Dean Witter Diversified Futures Fund Limited Partnership (the

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

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $7,021,995 and

$1,601,939  at  September  30,  2000  and  December   31,   1999,

respectively.



Of  the  $7,021,995  net unrealized gain  on  open  contracts  at

September  30, 2000, $926,409 related to exchange-traded  futures contracts  and $6,095,586 related to off-exchange-traded  forward currency contracts.

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



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 2000 and December 31, 1999 mature through  December

2001   and   September  2000,  respectively.  Off-exchange-traded

forward  currency contracts held by the Partnership at  September

30,  2000 and December 31, 1999 mature through November 2000  and

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

MS  & Co., and MSIL each as a futures commission merchant for the

Partnership's

    DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $67,680,705 and $93,374,811  at

September  30,  2000  and December 31, 1999,  respectively.  With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership is at risk to the ability of MS & Co., the  sole

counterparty   on  all  of  such  contracts,  to   perform.   The

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

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of  the Partnership's operations for the quarters and nine months ended  September 30, 2000 and 1999, respectively, and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Manager  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Manager or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Manager's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership

recorded  total  trading  losses,  net  of  interest  income   of

$(5,382,176) and posted a decrease in Net Asset Value  per  Unit.

The  most  significant losses of approximately 4.2% were recorded in  the  energy markets primarily during July from  long  futures positions  in  crude  oil as prices reversed lower  amid  growing conviction that Saudi Arabia would follow through with  a  pledge to  boost production.  Additional losses were experienced  during

July  and  August from long positions in natural gas  futures  as prices retreated on higher-than-expected inventory numbers,  mild weather and technical selling attributed to the decline in  crude oil prices. In soft commodities, losses of approximately 3.0% were incurred primarily during July from previously established short  positions and subsequent long positions in coffee  futures as  prices  traded  in an extremely volatile pattern  on  weather related  concerns  for Brazil.  Additional losses  were  recorded primarily  during July from short positions in cotton futures  as prices moved higher amid fears that the dryness and heat in Texas would  slash  the size of the U.S. crop.  In the global  interest

rates   futures  markets,  losses  of  approximately  2.9%   were

experienced  primarily during September from short  positions  in

Japanese interest rate futures as bond prices surged as investors sought  refuge from declining stock prices in the U.S. and Japan.

Additional losses were recorded from long positions in Australian interest  rate futures as prices declined, mirroring  a  drop  in

U.S. Treasury prices.  In the global stock index futures markets,

losses of approximately 2.6% were recorded during late July  from long  positions  in S&P 500 Index futures as prices  declined  on fears  of  additional interest rate hikes in the U.S. and  Europe and during September due to jitters in the technology industry as

well  as  from an overall concern regarding the oil markets.   In

the  metals  markets, losses of approximately 0.1% were  recorded throughout  a majority of the quarter from long aluminum  futures

positions  as  prices  declined  amid  currency  and  oil   price

fluctuations  and on fears that the global economy could  be  set for  a  growth  slowdown.  These losses were mitigated  by  gains recorded primarily during mid-September from long copper  futures positions as prices rose higher due to a rise in COMEX copper stocks. A portion of the Partnership's overall losses was offset by  gains of approximately 3.7% recorded in the currency  markets primarily  during  September from short  positions  in  the  euro relative  to the British pound as prices were pushed lower  on  a

lack  of  European  support for the common currency.   Additional

gains  were  recorded  during July and  September  from  a  short

Japanese  yen  position  as its value weakened  versus  the  U.S.

dollar on a weaker Japanese stock market, corporate failures  and overall  strengthening of the U.S dollar. Total expenses for  the three  months ended September 30, 2000 were $1,657,589, resulting in  a net loss of $7,039,765.  The value of a Unit decreased from

$1,013.27 at June 30, 2000 to $927.25 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded  total  trading revenues including  interest  income  of

$3,330,326  and, after expenses, posted a decrease in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

10.2%  were recorded in the global interest rate futures  markets primarily throughout a majority of the second quarter, as well as during  July,  from  short positions in German  bund  futures  as

prices  were pushed higher by a rise in U.S. prices.   Additional

losses   were  incurred  primarily  during  February  from   long

positions in Japanese government bond futures as prices decreased in  response  to the yen's weakness and the perception  in  Japan that, despite a zero interest rate policy, 10-year interest rates are too low. During September, losses were also recorded from short positions in Japanese interest rate futures as bond prices surged as investors sought refuge from declining stock prices  in the  U.S.  and Japan.  In the global stock index futures markets,

losses  of approximately 5.6% were incurred throughout a majority of  the  first quarter and during April, late July and  September from  long  positions in S&P 500 Index futures as domestic  stock prices  declined due to volatility in the technology  sector  and fears  that the Federal Reserve will be forced to take aggressive action  to  slow  the  economy.  In soft commodities,  losses  of approximately 2.9% were incurred primarily during July from short positions  in  cotton futures as prices moved higher  amid  fears that  the dryness and heat in Texas would slash the size  of  the

U.S.  crop.  In the metals markets, losses of approximately  2.1%

were  recorded  throughout a majority of the third  quarter  from long  aluminum futures positions as prices declined amid currency and  oil  price fluctuations and on fears that the global economy

could   be  set  for  a  growth  slowdown.   A  portion  of   the

Partnership's overall losses was offset by gains of approximately

11.3%  recorded in the energy markets primarily during  May  from long  positions in natural gas futures as prices continued  their upward  trend on fears that inventory levels remain low and  that

U.S.  demand  will  outstrip production.  Additional  gains  were recorded during February from long positions in crude oil futures as  prices  increased  due  to  a combination  of  cold  weather,

declining  inventories and increasing demand.   Oil  prices  also

increased during June in reaction to the dismissal by OPEC of a price setting mechanism and a promise of only a modest

production   increase.   In  the  currency  markets,   gains   of

approximately  4.5% were recorded primarily during  March,  April and  September from short positions in the euro as the  value  of the  European common currency weakened versus the U.S. dollar and

British pound on a lack of European support.  Offsetting currency losses were experienced during March as the value of the Japanese yen reversed higher versus the U.S. dollar, despite dollar buying intervention  by the Bank of Japan on two occasions  during  that

month.   During  April  and  early-May,  additional  losses  were

recorded  from long positions in the Japanese yen  as  its  value weakened  relative to the U.S. dollar amid fears of an additional

Bank  of  Japan intervention and as Japanese consumer  confidence

remained  sluggish.   In  the  agricultural  markets,  gains   of

approximately 1.2% were recorded primarily during June  and  July from  short corn futures positions as corn prices were  pressured lower  by  a  damp  weather forecast in the U.S.  Midwest.  Total expenses  for  the  nine  months ended September  30,  2000  were

$5,930,504, resulting in a net loss of $2,600,178.  The value  of a  Unit decreased from $963.26 at December 31, 1999 to $927.25 at

September 30, 2000.



For the Quarter and Nine months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$5,407,329  and posted an increase in Net Asset Value  per  Unit.

The most
significant  gains  of approximately 6.0% were  recorded  in  the metals  markets  primarily from short gold futures  positions  as prices  dropped  during early July amid disappointment  over  low prices  at the U.K. auction.  Newly established long gold futures positions  also produced gains as prices skyrocketed due  to  the results of the Bank of England's second gold auction on September

21  and  the  announcement of a plan by several European  central banks  to  restrict sales of their gold reserves for five  years.

Additional  gains were recorded during August from long  aluminum futures  positions  as  prices  increased  on  bullish  technical factors and speculative buying.  In the energy markets, gains  of approximately  3.8%  were recorded from long  crude  oil  futures positions  as  oil  prices  moved  higher  after  OPEC  ministers confirmed  that  they  would uphold their global  cutbacks  until

April  of next year.  These gains were partially offset by losses of  approximately  4.0%  recorded in  the  global  interest  rate futures  markets  primarily from short Australian  interest  rate futures  positions as prices increased during July and August  on the  temporary  strength  in U.S. bonds and  weaker-than-expected business spending data out of Australia.  Additional losses  were recorded  from  short  U.S. interest rate  futures  positions  as domestic  bond prices moved temporarily higher on the release  of benign  inflation  data and diminished fears of another  interest rate  increase by the Federal Reserve.  Offsetting gains resulted from  short  positions in German bond futures as prices  declined during July on comments by Bundesbank President designate Welteke that he has started to
see  signs  of  a  resurgence in the European  economy.   In  the

currency  markets, losses of approximately 1.2% were  experienced early  in  the  quarter  primarily from  long  Australian  dollar positions  as  its value weakened versus the U.S. dollar  due  to depressed  commodities prices, emerging market concerns  and  on-

going  talks  that  China may eventually  devalue  its  currency.

Newly  established short positions in this currency  resulted  in additional  losses  during September as  its  value  strengthened relative  to the U.S. dollar following the rally in gold  prices.

The  Partnership also experienced losses from long  positions  in the  euro  and  the Swiss franc as the value of these  currencies declined  sharply versus the U.S. dollar on September  10  as  an intervention  by  the Bank of Japan temporarily strengthened  the

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

$1,799,714  and, after expenses, posted a decrease in  Net  Asset

Value per Unit. The most significant losses of approximately 6.8%

were  experienced  in  the global interest rate  futures  markets primarily  from short Australian interest rate futures  positions as  prices  increased  during July and August  on  the  temporary strength in U.S. bonds and weaker-than-expected business spending data  out  of  Australia.  Additional losses were  recorded  from short  Japanese bond futures positions as prices increased during the first quarter amid growing speculation that the Bank of Japan may  underwrite  Japanese government bonds and during  the  third quarter on the strength of the Japanese yen and expectations that

additional  monetary easing in that country will  come.   In  the

currency  markets,  losses of approximately  3.1%  were  recorded throughout  a majority of the first quarter from long  Australian dollar  positions as its value dropped significantly relative  to the  U.S.  dollar  on  speculation regarding  potential  currency devaluations  in the Asian region.  Early in the  third  quarter,

losses were recorded from long positions in this currency due  to depressed  commodities prices, emerging market concerns  and  on-

going  talks  that  China may eventually  devalue  its  currency.

Newly  established  short  positions  in  the  Australian  dollar resulted  in  additional  losses during September  as  its  value strengthened relative to the U.S. dollar following the  rally  in gold prices.  Offsetting currency gains were recorded during  the third quarter
from  long positions in the Japanese yen as the value of the  yen climbed  to  a  44-month  high versus  the  U.S.  dollar  due  to continued optimism over Japan's economic recovery.  In the global stock  index futures markets, losses of approximately  1.8%  were experienced  primarily during February, mid-April  and  May  from long  S&P  500 Index futures positions as domestic equity  prices moved  lower  on  concerns  that the Federal  Reserve  may  raise interest  rates in an effort to control inflation.  These  losses were partially offset by gains of approximately 6.1% recorded  in the energy markets primarily during March from long positions  in crude  and  heating  oil  futures as prices  moved  significantly higher  on news that both OPEC and non-OPEC countries had reached an agreement to cut total output beginning April 1st.  Gains were also  recorded  in this market complex during the  third  quarter after  OPEC  ministers  confirmed that they  would  uphold  their global cutbacks until April of next year.  In the metals markets,

gains  of  approximately 0.6% were recorded primarily from  short gold  futures positions as prices dropped to 20-year lows  during early  July  amid  disappointment over low  prices  at  the  U.K.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.  As of September 30, 2000 and 1999, the Partnership's total capitalization  was approximately $72 million and  $103  million,

respectively.

     Primary Market       September 30, 2000   September 30, 1999
     Risk Category          Value at Risk        Value at Risk

     Currency                  (2.83)%               (1.69)%

     Commodity                 (2.47)                (1.43)

     Interest Rate             (0.48)                (0.98)

     Equity                        -                 (0.19)

     Aggregate Value at Risk   (3.41)%               (2.47)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.

Primary Market Risk Category      High        Low        Average

Currency                         (2.83)%     (0.79)%     (1.68)%

Commodity                        (2.47)      (0.85)      (1.81)

Interest Rate                    (1.65)      (0.19)      (0.97)

Equity                           (1.30)      (0.06)      (0.50)

Aggregate Value at Risk          (3.41)%     (1.27)%     (2.71)%



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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above, as well as the past

performance of the Partnership, give no indication of such "risk of  ruin".  In  addition, VaR risk measures should be  viewed  in

light  of  the  methodology's  limitations,  which  include   the

following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and 1999 and for the end of the four quarterly reporting periods from October 1, 1999 through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on a  particular day will not exceed the VaR amounts indicated above or  that  such losses will not occur more than 1 in  100  trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  These balances and any market risk

they may represent  are  immaterial.   At

September  30,  2000 the Partnership's cash balance  at  DWR  was approximately 83% of its total Net Asset Value. A decline in short-term interest rates will result in a decline in the

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



The  following  were the primary trading risk  exposures  of  the

Partnership at September 30, 2000 by market sector.   It  may  be

anticipated,  however,  that  these market  exposures  will  vary materially over time.



Currency.   The  Partnership's currency exposure is  to  exchange

rate  fluctuations,  primarily  fluctuations  which  disrupt  the historical pricing relationships between different currencies and currency  pairs.  Interest rate changes as well as political  and

general  economic  conditions influence these fluctuations.   The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than the  U.S. dollar.  At September 30, 2000, the Partnership's major exposures  were  in the euro currency crosses and  outright  U.S.

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



Commodity

Metals.  The  Partnership's second largest exposure at  September

30,  2000  was in the metals complex. This included positions  in aluminum, copper and gold. Prices in these markets are influenced by  general economic conditions, warehouse stocks and in the case of gold, central bank sales.



Energy.   At September 30, 2000 the Partnership's energy exposure

was  in  futures  contracts  in the natural  gas  market.   Price

movement  in  this market results from political developments  in

the   Middle   East,   weather  patterns   and   other   economic

fundamentals.  It is possible that volatility will  remain  high.

Significant  profits and losses, which have been  experienced  in the  past,  are  expected to continue to be experienced  in  this market.  Natural gas has exhibited volatility in prices resulting from  weather  patterns  and supply and demand  factors  and  may continue in this choppy pattern.



Soft  Commodities and Agriculturals.  At September 30,  2000  the

Partnership had exposure in the corn, cotton and coffee  markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.

Interest  Rate.  The third largest market exposure  at  September

30,  2000 was in the interest rate complex.  Exposure was  spread

across   United  States  and  Japanese  interest  rate   sectors.

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

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates  that  have the most significant  effect  on  the

Partnership are in short to intermediate term as opposed to  long term  rates  as  most  of the speculative interest  rate  futures positions  held by the Partnership are in short term  and  medium term instruments.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances were in Japanese yen.  The Partnership controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



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

                  PART II.   OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.


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

10.02           Amended and Restated Customer Agreement, dated as
     of        December 1, 1997, between the Partnership and Dean
     Witter   Reynolds   Inc.  incorporated   by   reference   to
     Exhibit 10.02 of the Partnership's Form 10-K (File No.       0-
     23577) for the year ended December 31, 1998.

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

10.05 Customer Agreement, dated as of May 1, 2000 between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-23577).

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




                              Dean Witter Diversified Futures
                              Fund Limited Partnership
                              (Registrant)

                              By:  Demeter Management Corporation
                                   (General Partner)

November 13, 2000            By:/s/Raymond E. Koch
                                   Raymond E. Koch
                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.