Form 10-K
period 2001-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2002-03-27
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 0-23577


	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3461507
(State or other jurisdiction of			   	   (I.R.S. Employer
incorporation or organization)			 	  	  Identification No.)

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY                     	    			 	  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (201) 876-4647


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								   None

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

	Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $78,282,483 at January 31, 2002.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2001


                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . . 1

Part I .

	 Item 1.		Business. . . . . . . . . . . . . . . . . . . . . . . .  2-4

	 Item 2.		Properties. . . . . . . . . . . . . . . . . . . . . . . .4-5

	 Item 3.		Legal Proceedings. . . . . . . . . . . . . . . . . . .  . .5

	 Item 4.		Submission of Matters to a Vote of Security Holders. . . . 5


Part II.

	 Item 5.		Market for the Registrant's Partnership Units
				and Related Security Holder Matters. .. . . . . . . . 	. . 6

	 Item 6.		Selected Financial Data. .. . . . . . . . . . . . . . 	. . 7

	 Item 7.		Management's Discussion and Analysis of Financial
			Condition and Results of Operations. . . . . . . . . .  8-20

	 Item	 7A.	Quantitative and Qualitative Disclosures About
			Market Risk . . . . . . . . .  . . . . . . . . . . . . 20-32

	 Item 8.		Financial Statements and Supplementary Data. . . . . . . .33

	 Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . . . .33

Part III.

	 Item 10.		Directors and Executive Officers of the Registrant. ..	34-38

	 Item 11.	Executive Compensation . . . . . . . . . . . . . . . . .. 38

	 Item 12.	Security Ownership of Certain Beneficial Owners
			and Management. .. . . . . . . . . . . . . . . . . . .	38-39

	 Item 13.	Certain Relationships and Related Transactions. . . . . . 39

Part IV.

	 Item 14.		Exhibits, Financial Statement Schedules, and
			Reports on Form 8-K. . . . . . . . . . . . . . . . .	40-41

	DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                 Part of Form 10-K


	Partnership's Prospectus dated
     	June 30, 1995	         I

     	Annual Report to Dean Witter
	Diversified Futures Fund
	Limited Partnership Limited Partners
	for the year ended December 31, 2001         II, III, and IV

PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy products and agriculturals. The Partnership commenced operations on April 14, 1988.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The Trading manager is Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Manager"). Demeter, Morgan Stanley DW, MS & Co., MSFCM and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Effective November 8, 2001, Dean Witter Futures & Currency
Management Inc. changed its name to Morgan Stanley Futures &
Currency Management Inc.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)"), as of December 31, 2001 was $1,190.47, representing an increase of 1.30 percent from the net asset value per Unit of $1,175.17 at December 31, 2000. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forwards. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures and forwards, pursuant to trading instructions provided by the Trading Manager. For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus, dated June 30, 1995 (the "Prospectus"), incorporated by reference in this Form 10-K, set forth below:

	Facets of Business
	1.	Summary	1.	"Summary of the Prospectus"
			(Pages 2-10).

	2.	Futures, Options and	2.	"The Futures, Options and
		Forward Markets		 Forward Markets" (Pages
				 55-60).

	3.	Partnership's Trading	3.	"Use of Proceeds" (Pages
		Arrangements and		 52-53) "The Trading
		Policies		 Advisor" (Pages 42-51).

	4.	Management of the Part-	4.	"The Management Agree-
		nership		 ment" (Pages 54-55).
				"The General Partner"
				 (Pages 37-39).  "The
				 Commodity Broker"
				 (Pages 53-54) and
	"The Limited Partnership
	 Agreement" (Pages 61-65).

	5.	Taxation of the Partner-	5. 	"Material Federal Income
  	ship's Limited Partners		 Tax  Considerations" and
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

Item 2.  PROPERTIES
The executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third Avenue, 8th
Floor, New York, NY 10022.

Demeter changed its address from 2 World Trade Center, New York,
NY 10048.

Item 3.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information
There is no established public trading market for the Units of the Partnership.

(b) Holders
The number of holders of Units at December 31, 2001 was approximately 7,066.

(c) Distributions
No distributions have been made by the Partnership since it commenced trading operations on April 14, 1988. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distribution of Partnership profits.



Item 6.  SELECTED FINANCIAL DATA (in dollars)




                                        For the Years Ended December 31,

                              2001         2000        1999         1998        1997
Total Revenues
(including interest)      8,397,830   23,938,788   	 (2,601,037)  19,531,954  33,683,534


Net Income (Loss)         1,237,741   16,220,228   (13,289,436)   	6,976,181  17,349,458


Net Income (Loss)
Per Unit (Limited
& General Partners)          	 15.30       211.91      	 (120.78)      63.50       109.05


Total Assets    	         80,068,039   89,069,506  	  94,008,543  129,718,751 148,972,658


Total Limited Partners'
Capital                  	76,936,169   84,772,523    89,453,674	  125,375,751 143,225,512


Net Asset Value Per
Unit                       1,190.47 	    1,175.17       963.26     1,084.04     1,020.54












Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

At December 31, 2001, the Partnership's total capital was
$78,935,304, a decrease of $7,810,662 from the Partnership's total capital of $86,745,966 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated net income of $1,237,741 and total redemptions aggregated $9,048,403.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $8,397,830 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.1% were recorded in the global interest rate futures markets throughout a majority of the first quarter from previously established long positions in U.S. interest rate futures as prices trended higher amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded primarily during August, September and October from previously established long positions in short and intermediate term U.S. and German interest rate futures as prices continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from the decline in stock prices. In soft commodities, profits of approximately 5.4% were recorded throughout a majority of the first and second quarter from previously established short cotton futures positions as prices continued moving lower on weak export sales and low demand. A portion of the Partnership's overall gains was partially offset by losses of approximately 6.6% recorded in the currency markets primarily during July from previously established short positions in the euro as the value of the European common currency reversed higher versus the British pound as hints of possible intervention by the European central bank to support the euro remained.
During December, additional losses were recorded from previously established long euro positions as its value reversed lower relative to the British pound. In the energy markets, losses of approximately 2.4% were experienced throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. Total expenses for the year were $7,160,089, resulting in net income of $1,237,741. The net asset value of a Unit increased from $1,175.17 at December 31, 2000 to $1,190.47 at December 31,
2001.

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

The Partnership's overall performance record represents varied results of trading in different futures and forwards markets. For a further description of 2001 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures and forwards in financial instruments, agricultural commodities, energy products, foreign currencies, interest rates, precious and base metals, soft commodities and stock indices. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager were unable to offset positions of the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.

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

In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

There is no assurance that a clearinghouse, exchange or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

Inflation has not been a major factor in the Partnership's operations.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2001 and 2000. At
December 31, 2001 and 2000, the Partnership's total
capitalization was approximately $79 million and $87 million, respectively.
     Primary Market 	  December 31, 2001	  December 31, 2000
     Risk Category	  	   Value at Risk	    Value at Risk

Currency				  (3.30)%		 	  (1.66)%
Interest Rate	  		  (0.98)			  (2.89)
Commodity		  		  (0.85)			  (1.14)
Equity				     -			  (0.11)
Aggregate Value at Risk	  (3.41)%			  (3.38)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at December 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2001 through December 31, 2001.

Primary Market Risk Category        High       Low        Average
Currency						(3.30)%	 (1.18)%	   (2.49)%
Interest Rate                   	(2.17)	 (0.98)	   (1.52)
Commodity						(2.29)	 (0.85)	   (1.46)
Equity 	 					(0.18)	    -	   (0.10)
Aggregate Value at Risk            (3.88)%	 (2.18)%	   (3.34)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2001 and 2000, and for the end of the four quarterly reporting periods during calendar year 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 96% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.	The primary market exposure of the Partnership at
December 31, 2001 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate.	The second largest market exposure at December 31,
2001 was to the global interest rate complex. Exposure was primarily spread across the German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries.
The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership. Commodity.
Metals.  The Partnership's metals exposure at December 31,
2001 was to fluctuations in the price of precious metals such as gold, and base metals such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Manager has, from time to time, taken positions as market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Energy. At December 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At December 31, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, corn and cocoa markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at December 31, 2001 were in euros, British pounds and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)
<caption
                                                 Net Income/
									    (Loss) Per
Quarter		  Revenue		     Net		  Unit of Limited
Ended		 (Net Trading Loss)  Income/(Loss) 	Partnership Interest
2001
March 31 		$ 6,720,854	$ 5,029,977     	$ 70.34
June 30	    	   (929,938)	 (2,953,201)		 (41.00)
September 30	  3,351,320	  1,455,666		  20.86
December 31	   (744,406)	 (2,294,701)		 (34.90)

Total			$ 8,397,830	$ 1,237,741		$ 15.30

2000
March 31 		$ 5,089,282	$ 2,758,486		$ 31.02
June 30	   	  3,623,220	  1,681,101		  18.99
September 30	 (5,382,176)	 (7,039,765)		 (86.02)
December 31	 20,608,462	 18,820,406		 247.92

Total			$23,938,788	$16,220,228		$211.91


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and officers of Demeter are as follows:

Robert E. Murray, age 41, is the Executive Director of Morgan Stanley DW's Managed Futures Department, a leading commodity pool operator with approximately $1.4 billion in assets across a variety of U.S. and international public and private managed futures funds. In this capacity, Mr. Murray is responsible for overseeing all aspects of Morgan Stanley DW's Managed Futures Department. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 17 years. He is also the chairman and president of Morgan Stanley Futures & Currency Management Inc. ("MSFCM") (formerly known as Dean Witter Futures & Currency Management Inc.), Morgan Stanley's internal commodity trading advisor, and is Chairman and President of Demeter Management Corporation, the entity which acts as a general partner for Morgan Stanley DW's managed futures funds. Mr. Murray has served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Mitchell M. Merin, age 48, is a Director of Demeter. Mr. Merin is also a Director of MSFCM. Mr. Merin was appointed the Chief Operating Officer of Individual Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of Morgan Stanley DW since 1990, during which time he has been Director of Morgan Stanley DW's Taxable Fixed Income and Futures divisions, Managing Director in Corporate Finance and Corporate Treasurer. Mr. Merin received his Bachelors degree from Trinity College in Connecticut and his M.B.A. degree in Finance and Accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

Joseph G. Siniscalchi, age 56, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director, responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 60, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Dean Witter Advisors, an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 50, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 24 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech also had worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 45, is currently Managing Director in Asset Management Services. He previously served as CAO of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley Dean Witter & Co. and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in finance from the University of Chicago.

Anthony J. DeLuca, age 39, became a Director of Demeter on September 14, 2000. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for MSDW in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had MSDW as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Raymond E. Koch, age 46, is Chief Financial Officer of Demeter. Mr. Koch began his career at MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently an Executive Director in Investment Management Controllers. From

November 1979 to June 1988, Mr. Koch held various positions at Thomson McKinnon Securities, Inc. culminating as Manager, Special Projects in the Capital Markets Division. From August 1977 to November 1979 he was an auditor, specializing in financial services at Deloitte Haskins & Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace University in 1984 and is a Certified Public Accountant.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)  	Security Ownership of Certain Beneficial Owners - At December
31, 2001, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  	Security Ownership of Management - At December 31, 2001,
Demeter owned 1,679.285 Units of General Partnership Interest representing a 2.53 percent interest in the Partnership.

(c)	Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $4,302,855 for the year ended December 31, 2001. In its capacity as the Partnership's Trading Manager, MSFCM received management fees of $2,540,873 for the year ended December 31, 2001.

PART IV
	Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
	(a)	1. Listing of Financial Statements
	The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, are incorporated by reference to Exhibit
13.01 of this Form 10-K:
	-	Report of Deloitte & Touche LLP, independent auditors, for the years
     	ended December 31, 2001, 2000 and 1999.

	-	Statements of Financial Condition as of December 31, 2001 and 2000.

	-	Schedule of Investments as of December 31, 2001.

	-	Statements of Operations, Changes in Partners' Capital, and Cash
     	Flows for the years ended December 31, 2001, 2000 and 1999.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited
Partners for the year ended December 31, 2001, is not deemed to be filed with this report.

	     2.  Listing of Financial Statement Schedules
	No financial statement schedules are required to be filed with this report.

	(b)	Reports on Form 8-K
	During the quarter ended December 31, 2001, the Current Report on Form 8-K was filed by the Partnership on November 13, 2001 for the purpose of
	reporting, under Item 5, the relocation of offices of the Partnership and Demeter; the transfer of futures and options clearing of the Partnership to MS & Co.; and the replacement by MS & Co. as coutnerparty on all foreign currency forward contracts for the Partnership.

	(c)	Exhibits
	Refer to Exhibit Index on Page E-1.

	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED
					 PARTNERSHIP
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 27, 2002			BY: /s/	Robert E. Murray
						 	Robert E. Murray, Director,
						  	Chairman of the Board and
						  	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                 			March 27, 2002
         	Robert E. Murray, Director,
  	    	Chairman of the Board and
	    	President

   /s/	Mitchell M. Merin                			March 27, 2002
 	    	Mitchell M. Merin, Director

    /s/ 	Joseph G. Siniscalchi            			March 27, 2002
        	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III            			March 27, 2002
 	    	Edward C. Oelsner III, Director

    /s/	Richard A. Beech                 			March 27, 2002
 	    	Richard A. Beech, Director

    /s/	Raymond A. Harris   	           			March 27, 2002
 	    	Raymond A. Harris, Director

    /s/	Anthony J. DeLuca                			March 27, 2002
 	    	Anthony J. DeLuca, Director

    /s/	Raymond E. Koch                  			March 27, 2002
         	Raymond E. Koch, Chief
  	    	Financial Officer and Principal
	    	Accounting Officer

EXHIBIT INDEX

        ITEM

3.01 Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of June 30, 1995, is incorporated by reference to Exhibit 3.01 of the Partnership's Registration
Statement on Form S-1 (File No. 33-90360).

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and MSFCM, dated as of August 31,
1995, is incorporated by reference to Exhibit 10.02 of the Partnership's Registration Statement on Form S-1 (File No.
33-90360).

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May 19,
2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-23577) filed with the
Securities and Exchange Commission on November 13, 2001.

10.03	Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-23577) filed with the
Securities and Exchange Commission on November 13, 2001.

10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit
10.05 of the Partnership's Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13,
2001.

10.06	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
23577) filed with the Securities and Exchange Commission on November 13, 2001.

13.01December 31, 2001 Annual Report to Limited Partners is filed herewith.

  Diversified
  Futures
  Fund

  December 31, 2001
  Annual Report

[LOGO] Morgan Stanley

Dean Witter Diversified Futures Fund
Limited Partnership

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

                        Year                      Return
                        ----                      ------
                        1988 (8 1/2 months)        31.8%
                        1989                       18.2%
                        1990                       50.4%
                        1991                       23.9%
                        1992                       16.7%
                        1993                        6.7%
                        1994                        7.7%
                        1995                       -4.6%
                        1996                       -2.7%
                        1997                       11.9%
                        1998                        6.2%
                        1999                      -11.1%
                        2000                       22.0%
                        2001                        1.3%

                        Inception-to-Date Return: 372.0%
                        Annualized Return:         12.0%

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Floor,
New York, NY 10022
Telephone (201) 876-4647

Dean Witter Diversified Futures Fund
Limited Partnership
Annual Report
2001

Dear Limited Partner:

This marks the fourteenth annual report for the Dean Witter Diversified Futures Fund Limited Partnership (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,175.17 and increased by 1.3% to $1,190.47 on December 31, 2001. The Fund has increased by 372.0% since it began trading in April 1988 (a compound annualized return of 12.0%). A review of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, c/o Managed Futures Department, 825 Third Avenue, 8th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

       Sincerely,

       /s/ Robert E. Murray

       Robert E. Murray
       Chairman
       Demeter Management Corporation
       General Partner

Dean Witter Diversified Futures Fund
Limited Partnership

Annual Report of the Trading Manager

During the year, the Fund recorded an increase in Net Asset Value per Unit. The most significant gains were recorded primarily in the global interest rate futures markets primarily in the first and third quarters from previously established long positions in U.S. and European interest rate futures as prices trended higher amid shaky consumer confidence and interest rate cuts. In soft commodities, gains were recorded throughout a majority of the first and second quarter from previously established short cotton futures positions as prices continued moving lower on weak export sales and low demand. A portion of the Fund's overall gains were partially offset by losses recorded in the currency markets primarily during July from previously established short positions in the euro as the value of the European common currency reversed higher versus the British pound as hints of possible intervention by the European Central Bank to support the euro remained. During December, additional losses were recorded from previously established long euro positions as its value reversed lower relative to the British pound. In the energy markets, losses were experienced throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand.

We appreciate your continued investment in Dean
Witter Diversified Futures Fund Limited Partnership.

Morgan Stanley Futures & Currency Management Inc.

Dean Witter Diversified Futures Fund
Limited Partnership

Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") as of December 31, 2001 and 2000, including the schedule of investments as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund Limited Partnership at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 15, 2002
(February 27, 2002 as to Note 6)

Dean Witter Diversified Futures Fund
Limited Partnership

Statements of Financial Condition

                                                          December 31,
                                                     ----------------------
                                                        2001          2000
                                                     ----------    ----------
                                                         $             $
                                    ASSETS
   Equity in futures interests trading accounts:
     Cash                                            80,874,098    79,043,824

     Net unrealized gain on open contracts (MS&Co.)   1,088,667    11,335,616
     Net unrealized loss on open contracts (MSIL)    (1,997,789)   (1,737,408)
                                                     ----------    ----------
     Total net unrealized gain (loss) on open
      contracts                                        (909,122)    9,598,208
                                                     ----------    ----------
      Total Trading Equity                           79,964,976    88,642,032

   Interest receivable (Morgan Stanley DW)              101,962       330,493
   Due from Morgan Stanley DW                             1,101        96,981
                                                     ----------    ----------
      Total Assets                                   80,068,039    89,069,506
                                                     ==========    ==========

                      LIABILITIES AND PARTNERS' CAPITAL

   LIABILITIES
   Redemptions payable                                  771,460     2,023,188
   Accrued management fees (MSFCM)                      204,528       185,542
   Administrative expenses payable                      156,747       114,810
                                                     ----------    ----------
      Total Liabilities                               1,132,735     2,323,540
                                                     ----------    ----------
   PARTNERS' CAPITAL

   Limited Partners (64,626.833 and 72,136.471
    Units, respectively)                             76,936,169    84,772,523
   General Partner (1,679.285 Units)                  1,999,135     1,973,443
                                                     ----------    ----------
      Total Partners' Capital                        78,935,304    86,745,966
                                                     ----------    ----------
      Total Liabilities and
       Partners' Capital                             80,068,039    89,069,506
                                                     ==========    ==========
   NET ASSET VALUE PER UNIT                            1,190.47      1,175.17
                                                     ==========    ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund
Limited Partnership

Statements of Operations

                                              For the Years Ended
                                                  December 31,
                                      -----------------------------------
                                         2001         2000       1999
                                      -----------  ---------- -----------
                                          $            $          $
      REVENUES
      Trading profit (loss):
        Realized                       16,371,415  12,189,799  (6,385,402)
        Net change in unrealized      (10,507,330)  7,996,269    (182,350)
                                      -----------  ---------- -----------
         Total Trading Results          5,864,085  20,186,068  (6,567,752)
      Interest income (Morgan Stanley
       DW)                              2,533,745   3,752,720   3,966,715
                                      -----------  ---------- -----------
         Total                          8,397,830  23,938,788  (2,601,037)
                                      -----------  ---------- -----------
      EXPENSES
      Brokerage commissions (Morgan
       Stanley DW)                      4,302,855   4,834,767   6,782,437
      Management fees (MSFCM)           2,540,873   2,449,059   3,263,582
      Transaction fees and costs          203,361     285,734     486,380
      Administrative expenses             113,000     149,000     156,000
                                      -----------  ---------- -----------
         Total                          7,160,089   7,718,560  10,688,399
                                      -----------  ---------- -----------
      NET INCOME (LOSS)                 1,237,741  16,220,228 (13,289,436)
                                      ===========  ========== ===========
      Net Income (Loss) Allocation:
      Limited Partners                  1,212,049  15,834,372 (13,014,159)
      General Partner                      25,692     385,856    (275,277)
      Net Income (Loss) per Unit:
      Limited Partners                      15.30      211.91     (120.78)
      General Partner                       15.30      211.91     (120.78)

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                          Units of
                         Partnership   Limited      General
                          Interest     Partners     Partner      Total
                         -----------  -----------  ---------  -----------
                                          $            $           $
      Partners' Capital,
      December 31, 1998  117,935.784  125,375,751  2,470,826  127,846,577
      Net loss                --      (13,014,159)  (275,277) (13,289,436)
      Redemptions        (22,791.165) (22,907,918)     --     (22,907,918)
                         -----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 1999   95,144.619   89,453,674  2,195,549   91,649,223
      Net income              --       15,834,372    385,856   16,220,228
      Redemptions        (21,328.863) (20,515,523)  (607,962) (21,123,485)
                         -----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2000   73,815.756   84,772,523  1,973,443   86,745,966
      Net income              --        1,212,049     25,692    1,237,741
      Redemptions         (7,509.638)  (9,048,403)     --      (9,048,403)
                         -----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2001   66,306.118   76,936,169  1,999,135   78,935,304
                         ===========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Diversified Futures Fund
Limited Partnership

Statements of Cash Flows

                                              For the Years Ended
                                                  December 31,
                                     -------------------------------------
                                        2001         2000         1999
                                     -----------  -----------  -----------
                                         $            $            $
    CASH FLOWS FROM
     OPERATING ACTIVITIES
    Net income (loss)                  1,237,741   16,220,228  (13,289,436)
    Noncash item included in net
     income (loss):
      Net change in unrealized        10,507,330   (7,996,269)     182,350
    (Increase) decrease in operating
     assets:
      Interest receivable (Morgan
       Stanley DW)                       228,531      (17,813)      74,309
      Due from Morgan Stanley DW          95,880      (96,981)      --
    Increase (decrease) in operating
     liabilities:
      Accrued management fees
       (MSFCM)                            18,986      (43,784)     (82,639)
      Administrative expenses
       payable                            41,937          499        9,527
                                     -----------  -----------  -----------
    Net cash provided by (used
     for) operating activities        12,130,405    8,065,880  (13,105,889)
                                     -----------  -----------  -----------
    CASH FLOWS FROM
     FINANCING ACTIVITIES
    Increase (decrease) in
     redemptions payable              (1,251,728)       7,505      560,258
    Redemptions of Units              (9,048,403) (21,123,485) (22,907,918)
                                     -----------  -----------  -----------
    Net cash used for financing
     activities                      (10,300,131) (21,115,980) (22,347,660)
                                     -----------  -----------  -----------
    Net increase (decrease) in cash    1,830,274  (13,050,100) (35,453,549)

    Balance at beginning of period    79,043,824   92,093,924  127,547,473
                                     -----------  -----------  -----------
    Balance at end of period          80,874,098   79,043,824   92,093,924
                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

Dean Witter Diversified Futures Fund Limited Partnership

Schedule of Investments
December 31, 2001

Partnership Net Assets: $78,935,304

                                                                                   Net                   # of Contracts/
                                                          Long        Short    Unrealized  Percentage of    Notional
Futures and Forward Contracts:                         Gain/(Loss) Gain/(Loss) Gain/(Loss)  Net Assets       Amounts
------------------------------                         ----------- ----------- ----------- ------------- ---------------
                                                            $           $           $            %
Foreign currency                                       (2,691,637)  2,232,737    (458,900)     (0.58)     3,963,401,000
Commodity                                              (1,625,073)    516,344  (1,108,729)     (1.40)             1,775
Interest rate                                              --         485,561     485,561       0.61              1,351
                                                       ----------   ---------  ----------      -----
       Grand Total:                                    (4,316,710)  3,234,642  (1,082,068)     (1.37)
                                                       ==========   =========                  =====
       Unrealized Currency Gain                                                   172,946
                                                                               ----------
       Total Net Unrealized Loss per Statement of
         Financial Condition                                                     (909,122)
                                                                               ==========

Theaccompanying notes are an integral part of these financial statements.

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

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW''). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading manager is Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Manager"). Demeter, Morgan Stanley DW, MSFCM, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Effective November 8, 2001 Dean Witter Futures & Currency Management Inc. changed its name to Morgan Stanley Futures & Currency Management Inc.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of its average daily Net Assets for the month at a prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statement--(Continued)

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Condensed Schedule of Investments--In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position (''SOP'') 01-1, ''Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools'' effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments which constitute more than 5% of net assets, taking long and short positions into account separately.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis in the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage commissions are accrued at 80% of Morgan Stanley DW's published non-member rates on a half-turn basis. Transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities. Such fees are capped at a maximum of 1/4 of 1% annually of the Partnership's

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statement--(Continued)

average monthly Net Assets as of the first day of each month. These operating expenses include legal, auditing, accounting, mailing, printing, filing fees and other expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur incentive fees. Demeter bears all other operating expenses.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are indi- vidually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any calendar month upon five business days advance notice by redemption form to Demeter.

Dissolution of the Partnership--The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in its Limited Partnership Agreement occur.

2. Related Party Transactions

The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with MSFCM to make all trading decisions for the Partnership.

Compensation to MSFCM by the Partnership consists of a management fee and an incentive fee as follows:

Management Fee--The monthly management fee is accrued daily at the rate of 1/4 of 1% (a 3% annual rate) of beginning of the month Net Assets, as defined in the Management Agreement.

Incentive Fee--The Partnership pays a quarterly incentive fee equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures and forwards trading exceed losses after brokerage commissions,

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statement--(Continued)

management fees, transaction fees and costs and administrative expenses are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the quarter are reduced.

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

(1)One or more underlying notional amounts or payment provisions;

(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;

(3)Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                     Net Unrealized Gains/
                  (Losses) on Open Contracts     Longest Maturities
                ------------------------------  --------------------
                             Off-                           Off-
                Exchange-  Exchange-            Exchange- Exchange-
           Year  Traded     Traded     Total     Traded    Traded
           ---- ---------  --------- ---------  --------- ----------
                    $          $         $
           2001  (450,218) (458,904)  (909,122) June 2003 April 2002
           2000 6,223,198  3,375,010 9,598,208  June 2002 March 2001

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statement--(Continued)


The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $80,423,880 and $85,267,022 at December 31, 2001 and 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

Dean Witter Diversified Futures Fund
Limited Partnership

Notes to Financial Statement--(Concluded)


4. Financial Highlights

                                      PER UNIT
                                      ---------
NET ASSET VALUE AT JANUARY 1, 2001:   $1,175.17
                                      ---------
NET OPERATING RESULTS:
   Realized Profit                       231.82
   Unrealized Loss                      (150.33)
   Interest Income                        36.25
   Expenses                             (102.44)
                                      ---------
   Net Income                             15.30
                                      ---------
NET ASSET VALUE AT DECEMBER 31, 2001: $1,190.47
                                      =========
   Expense Ratio                         8.5%
   Net Income Ratio                      1.5%

TOTAL RETURN                             1.3%

5. Legal Matters

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Annual Report for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

6. Subsequent Event

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. Such preliminary award, however, is subject to a court hearing scheduled on April 10, 2002 and is entirely contingent on the court's final approval. Any amount ultimately received will be accounted for in the period received, for the benefit of the limited partners at the date of receipt.

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

[LOGO] Morgan Stanley
c/o Morgan Stanley Trust Company,
Attention: Managed Futures, 7th Floor,
Harborside Financial Center, Plaza Two
Jersey City, NJ 07311-3977

ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper

                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA