Form 10-Q
period 2002-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2002-05-13
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-23577

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3461507
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Fl., New York, NY	      	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	March 31, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................16-29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 30

Item 6.	Exhibits and Reports on Form 8-K....................30-31










PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF FINANCIAL CONDITION

<caption>	  March 31,	     December 31,
                                       2002      	    2001
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	82,325,215	80,874,098

	Net unrealized loss on open contracts (MSIL)	      (265,041)	  (1,997,789)
	Net unrealized gain (loss) on open contracts (MS & Co.)	   (3,822,369)	   1,088,667

	Total net unrealized loss on open contracts	   (4,087,410)	     (909,122)

	Total Trading Equity	  78,237,805	79,964,976

Due from Morgan Stanley DW	       128,002	           1,101
Interest receivable (Morgan Stanley DW)	         91,950	       101,962

	Total Assets	  78,457,757	  80,068,039

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	1,355,227	     771,460
	Accrued management fees (MSFCM)	194,307	204,528
	Administrative expenses payable	      170,088	       156,747

	Total Liabilities	   1,719,622	    1,132,735

Partners' Capital

	Limited Partners (62,439.910 and
		64,626.833 Units, respectively)	74,728,359	 76,936,169
	General Partner (1,679.285 Units)	    2,009,776	     1,999,135

	Total Partners' Capital	  76,738,135	   78,935,304

	Total Liabilities and Partners' Capital	  78,457,757	     80,068,039


NET ASSET VALUE PER UNIT	      1,196.80	        1,190.47


	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	4,931,001	7,940,920
		Net change in unrealized	(3,178,288)	(2,160,964)

			Total Trading Results 	1,752,713	5,779,956

	Interest Income (Morgan Stanley DW)	    274,103	    940,898

			Total  	 2,026,816	 6,720,854


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	930,182	978,074
 	Management fees (MSFCM)	591,130	629,347
	Transaction fees and costs	45,528	47,456
	Administrative expenses	      36,000	36,000
	Incentive fee (MSFCM)	        1,101	       -

			Total 	 1,603,941	 1,690,877


NET INCOME	    422,875	 5,029,977


NET INCOME ALLOCATION

	Limited Partners	412,234	4,911,848
	General Partner	10,641	118,129


NET INCOME PER UNIT

	Limited Partners	6.33	70.34
	General Partner	6.33	70.34


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)



	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	73,815.756	84,772,523	1,973,443	86,745,966

Net Income	-	4,911,848	118,129	5,029,977

Redemptions	(2,155.876)	(2,522,604)	        -       	(2,522,604)

Partners' Capital,
   March 31, 2001	 71,659.880	87,161,767	2,091,572	89,253,339





Partners' Capital,
	December 31, 2001	66,306.118	76,936,169	1,999,135	78,935,304

Net Income	-	412,234	10,641	422,875

Redemptions	(2,186.923)	(2,620,044)	        -       	(2,620,044)

Partners' Capital,
	March 31, 2002	 64,119.195	74,728,359	2,009,776	76,738,135











The accompanying notes are an integral part of these financial statements.


	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	422,875	5,029,977
Noncash item included in net income:
	Net change in unrealized	3,178,288	2,160,964

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(126,901)	96,981
	Interest receivable (Morgan Stanley DW)	10,012	33,352

Increase (decrease) in operating liabilities:
	Accrued management fees	(10,221)	21,367
	Administrative expenses payable	      13,341	       36,000

Net cash provided by operating activities	  3,487,394	  7,378,641


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	583,767	 (1,152,214)
Redemptions of Units	(2,620,044)	 (2,522,604)

Net cash used for financing activities	(2,036,277)	 (3,674,818)

Net increase in cash	1,451,117	3,703,823

Balance at beginning of period	80,874,098	79,043,824

Balance at end of period	82,325,215	82,747,647








	The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Dean Witter Diversified Futures Fund Limited Partnership is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy products and agriculturals.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


manager is Morgan Stanley Futures & Currency Management Inc.
("MSFCM" or the "Trading Manager").  Demeter, Morgan Stanley DW,
MS & Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan
Stanley Dean Witter & Co.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW. Management fees and incentive fees, if any, incurred by the Partnership are paid to MSFCM.

3.  Financial Instruments
The Partnership trades futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the statements of financial condition and their longest contract maturities were as follows:

                      Net Unrealized Gains (Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                    $           $            $

Mar. 31, 2002   3,086,640  (7,174,050)  (4,087,410)   Dec. 2002     Jun. 2002
Dec. 31, 2001    (450,218)   (458,904)    (909,122)   Jun. 2003     Apr. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets,

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains(losses) on all open futures contracts, which funds, in the aggregate, totaled $85,411,855 and $80,423,880 at March 31, 2002 and December 31,
2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading revenues, including interest income, of $2,026,816 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.4% were recorded in the energy markets primarily during March from previously established long positions in crude oil futures as prices continued trending higher amid escalating tensions in the Middle East and supply/ demand factors. Additional gains were recorded during January from previously established short natural gas futures positions as prices declined following a higher-than-expected American Gas Association inventory report and forecasts of mild weather for the Eastern U.S. A portion of the Partnership's overall gains was partially offset by losses of approximately 7.9% recorded in the currency markets primarily during March from positions in the euro versus the U.S. dollar and British pound from short-term, choppy price movement. Additional losses were experienced during early March from previously established short positions in the Japanese yen as its value reversed higher versus U.S. dollar amid a repatriation of assets from the U.S. to Japan. As a result of this strengthening, new long Japanese yen positions were established only to result in additional losses later in March as the value of the yen reversed lower on expectations that the repatriation flows ahead of the Japanese fiscal year-end would be ending. In the metals markets, losses of approximately 0.5% were incurred primarily during January from gold futures positions as prices moved in an erratic manner on conflicting supply concerns and on the economic outlook. Total expenses for the three months ended March 31, 2002 were $1,603,941, resulting in net income of $422,875. The net asset value of a Unit increased from $1,190.47 at December 31, 2001 to $1,196.80 March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $6,720,854 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.6% were recorded throughout the majority of the quarter in the global interest rate futures markets from long positions in the Japanese government bond futures as prices moved higher on concerns regarding that country's economy. Additional gains were recorded from long positions in the U.S. and European interest rate futures as prices rose amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. In soft commodities, gains of approximately 2.9% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. In the currency markets, gains of approximately 1.8% were recorded throughout the majority of the quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. These gains were partially offset by losses of approximately 6.5% recorded primarily during January in the energy markets from short futures positions in crude oil and its related products as prices increased amid cold weather forecasts, OPEC production cuts and a tightening in U.S. crude oil supplies. Losses were also recorded during March from short crude oil futures positions as supply concerns pushed the price of crude oil higher. Additional losses were recorded during January from long positions in natural gas futures as prices reversed their sharp upward trend amid bearish inventory data and forecasts for warmer weather. In the metals markets, losses of approximately 1.0% were incurred primarily during February from long positions in aluminum futures as prices moved lower, pressured by the decline in the U.S. equity market and concerns over demand. Total expenses for the three months ended March 31, 2001 were $1,690,877, resulting in net income of $5,029,977. The net asset value of a Unit increased from $1,175.17 at December 31, 2000 to $1,245.51 at March 31, 2001.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $77 million and $89 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

Currency					(3.39)%	 	  (2.52)%
     Interest Rate		(1.96)	  	  (2.17)
	Equity		  			(0.08)		  (0.13)
     Commodity 				(2.28)		  (1.69)
     Aggregate Value at Risk	 	(4.54)%		  (3.88)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Currency   	(3.39)%	(1.18)%	(2.70)%

Interest Rate 	(1.96)	(0.98)	(1.46)

Equity  	(0.18)	  -	(0.08)

Commodity	(2.29)	(0.85)	(1.61)

Aggregate Value at Risk	(4.54)%	(2.18)%	(3.50)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002, the Partnership's cash balance at Morgan
Stanley DW was approximately 100% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2002, was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2002, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure at March 31, 2002 was primarily spread across the Japanese and German interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership's equity exposure at March 31, 2002, was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposure was to the Nikkei (Japan) stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices.
Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors, and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, was to the coffee, corn and soybeans markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of base metals, such as copper, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Manager has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balance at March 31, 2002, was in British pounds. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S.
dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

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




                        Dean Witter Diversified Futures
                        Fund Limited Partnership
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 13, 2002            By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.