Form 10-Q
period 2002-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2002-08-12
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400



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

	June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statement of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36-37






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                    2002      	    2001
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	77,291,640	80,874,098

	Net unrealized gain on open contracts (MS&Co.)	14,999,881	   1,088,667
	Net unrealized loss on open contracts (MSIL)	  (1,578,578)	 (1,997,789)

	Total net unrealized gain (loss) on open contracts	   13,421,303	     (909,122)

	Total Trading Equity	90,712,943	79,964,976

Interest receivable (Morgan Stanley DW)	92,410	101,962
Due from Morgan Stanley DW	         29,414	           1,101

	Total Assets	  90,834,767	  80,068,039

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees (MSFCM)	1,067,053	 -
	Redemptions payable	823,987	     771,460
	Accrued management fees (MSFCM)	198,917	204,528
	Administrative expenses payable	       113,208	       156,747

	Total Liabilities	    2,203,165	    1,132,735

Partners' Capital

	Limited Partners (60,707.399 and
		64,626.833 Units, respectively)	86,245,873	 76,936,169
	General Partner (1,679.285 Units)	    2,385,729	     1,999,135

	Total Partners' Capital	   88,631,602	   78,935,304

	Total Liabilities and Partners' Capital	   90,834,767	     80,068,039


NET ASSET VALUE PER UNIT	       1,420.68	        1,190.47

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	(814,222)	(586,741)
		Net change in unrealized	 17,508,713	(1,031,724)

			Total Trading Results 	16,694,491	(1,618,465)

	Interest income (Morgan Stanley DW)	      270,369	    688,527

			Total  	 16,964,860	  (929,938)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,081,786	1,280,123
 	Incentive fees (MSFCM)	1,067,053	-
	Management fees (MSFCM)	581,561	645,456
	Transaction fees and costs	55,736	67,684
	Administrative expenses	        37,000	      30,000

			Total 	   2,823,136	 2,023,263


NET INCOME (LOSS)	 14,141,724	 (2,953,201)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	13,765,771	(2,884,343)
	General Partner	375,953	(68,858)


NET INCOME (LOSS) PER UNIT

	Limited Partners	223.88	(41.00)
	General Partner	223.88	(41.00)


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	4,116,779	7,354,179
		Net change in unrealized	 14,330,425	(3,192,688)

			Total Trading Results 	18,447,204	4,161,491

	Interest income (Morgan Stanley DW)	      544,472	 1,629,425

			Total  	 18,991,676	 5,790,916


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	2,011,968	2,258,197
 	Management fees (MSFCM)	1,172,691	1,274,803
	Incentive fees (MSFCM)	1,068,154	-
	Transaction fees and costs	101,264	115,140
	Administrative expenses	        73,000	      66,000

			Total 	   4,427,077	 3,714,140


NET INCOME	 14,564,599	 2,076,776


NET INCOME ALLOCATION

	Limited Partners	14,178,005	2,027,505
	General Partner	386,594	49,271


NET INCOME PER UNIT

	Limited Partners	230.21	29.34
	General Partner	230.21	29.34


	The accompanying notes are an integral part of these financial statements.

<table>-
	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)



	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$


Partners' Capital,
   December 31, 2000	73,815.756	84,772,523	1,973,443	86,745,966

Net Income	-	2,027,505	49,271	2,076,776

Redemptions	   (4,122.627)	   (4,876,725)	         -       	  (4,876,725)

Partners' Capital,
   June 30, 2001	   69,693.129	  81,923,303	  2,022,714	  83,946,017





Partners' Capital,
	December 31, 2001	66,306.118	76,936,169	1,999,135	78,935,304

Net Income	-	14,178,005	386,594	14,564,599

Redemptions	  (3,919.434)	   (4,868,301)	         -       	  (4,868,301)

Partners' Capital,
	June 30, 2002	  62,386.684 	 86,245,873 	  2,385,729	 88,631,602














The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	    $	 $


CASH FLOWS FROM OPERATING ACTIVITIES
<s>			<c>	<c.>
Net income	14,564,599	2,076,776
Noncash item included in net income:
	Net change in unrealized	(14,330,425)	3,192,688

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	9,552	112,991
	Due from Morgan Stanley DW	(28,313)	96,981

Increase (decrease) in operating liabilities:
	Accrued incentive fees (MSFCM)	1,067,053	-
	Accrued management fees (MSFCM)	(5,611)	31,537
	Administrative expenses payable	      (43,539)	       43,850

Net cash provided by operating activities	  1,233,316	  5,554,823


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	52,527	 (1,234,307)
Redemptions of Units	 (4,868,301)	 (4,876,725)

Net cash used for financing activities	 (4,815,774)	 (6,111,032)

Net decrease in cash	(3,582,458)	(556,209)

Balance at beginning of period	80,874,098	79,043,824

Balance at end of period	77,291,640	78,487,615





	The accompanying notes are an integral part of these financial statements.



DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


manager is Morgan Stanley Futures & Currency Management Inc.
("MSFCM" or the "Trading Manager").  Demeter, Morgan Stanley DW,
MS & Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan
Stanley.

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturities were as follows:

                  Net Unrealized Gains (Losses)
                    on Open Contracts                   Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                    $           $            $

Jun. 30, 2002   4,297,072   9,124,231   13,421,303    Mar. 2004     Sep. 2002
Dec. 31, 2001    (450,218)   (458,904)    (909,122)   Jun. 2003     Apr. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains(losses) on all open futures contracts, which funds, in the aggregate, totaled $81,588,712 and $80,423,880 at June 30, 2002 and December 31,
2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains(losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future.
Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $16,964,860 and posted an increase in net asset value per Unit. The most significant gains of approximately 27.1% were recorded in the currency markets primarily during May and June from previously established long positions in the Japanese yen, Swiss franc, euro and Swedish krona relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded from long positions in the euro relative to the British pound. Additional gains of approximately 5.2% were recorded in the global interest rate futures markets primarily during June from long positions in Japanese and German interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership's gains was offset by losses of approximately 7.3% recorded in the energy markets primarily during May from previously established long futures positions in crude oil and its related products as prices moved lower on supply and demand concerns. Additional losses of approximately 2.6% were recorded in the metals markets primarily during April from short positions in aluminum futures as prices climbed higher on sentiment that an improving U.S. economy would boost demand. Total expenses for the three months ended June 30, 2002 were $2,823,136, resulting in net income of $14,141,724. The net asset value of a Unit increased from $1,196.80 at March 31, 2002 to $1,420.68 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $18,991,676 and posted an increase in net asset value per Unit. The most significant gains of approximately 17.1% were recorded in the currency markets primarily during May and June from previously established long positions in the Japanese yen, Swiss franc, euro and Swedish krona relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Significant currency gains were also recorded from long positions in the euro relative to the British pound. Additional gains of approximately 4.7% were recorded in the global interest rate futures markets primarily during June from long positions in Japanese and German interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Gains of approximately 1.3% were recorded in the energy markets primarily during March from previously established long positions in crude oil futures as prices trended higher amid escalating Middle East tensions and supply and demand factors. A portion of the Partnership's gains was offset by losses of approximately 3.1% recorded in the metals markets primarily during April from short positions in aluminum futures as prices climbed higher on sentiment that an improving U.S. economy would boost demand. Total expenses for the six months ended June 30, 2002, were $4,427,077, resulting in net income of $14,564,599. The net asset value of a Unit increased from $1,190.47 at December 31, 2001 to $1,420.68 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $929,938 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.8% were experienced primarily during June in the global interest rate futures markets from short U.S. and German interest rate futures positions as prices jumped higher on weaker than expected U.S. and European economic data that set the stage for possible interest rate cuts. In the metals markets, losses of approximately 2.4% were incurred primarily during April from short aluminum futures positions as prices rose on technically-based buying and production concerns. In the global stock index futures markets, losses of approximately 2.0% were recorded primarily during late May and June from long positions in S&P 500 Index futures as global stock prices declined on worries that the U.S. economic slowdown will ignite a global downturn and corporate earnings will suffer. In the currency markets, losses of approximately 0.1% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. Offsetting currency gains were recorded during May from short positions in the euro as its value weakened relative to the British pound amid pessimism about European growth prospects. These losses were partially offset by gains of approximately 3.4% recorded in the energy markets primarily during May and June from short natural gas futures positions as prices declined on reports of growing inventories and a lack of demand throughout most of the United States. In soft commodities, gains of approximately 0.9% were recorded throughout a majority of the quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. Total expenses for the three months ended June 30, 2001 were $2,023,263, resulting in a net loss of $2,953,201. The net asset value of a Unit decreased from $1,245.51 at March 31, 2001 to $1,204.51 at June 30, 2001.

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

The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other companies.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $89 million and $84 million, respectively.

	Primary Market           June 30, 2002	    June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Interest Rate		(3.02)%	  	  (1.07)%
Currency					(2.77)	 	  (2.14)
	Equity		  			(0.16)		  (0.07)
     Commodity 				(0.97)		  (2.22)
     Aggregate Value at Risk	 	(4.18)%		  (3.10)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate 	(3.02)%	(0.98)%	(1.95)%

Currency	(2.77)	(1.57)	(2.31)

Equity	(0.18)	  -	(0.11)

Commodity	(2.28)	(0.89)	(1.30)

Aggregate Value at Risk	(4.18)%	(2.42)%	(3.39)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 79% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure at June 30, 2002 was primarily spread across the Japanese and German interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into

U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity.	The Partnership's primary equity exposure at June 30,
2002 was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposure was to the S&P 500 stock index. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, corn and cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper and nickel. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balance at June 30, 2002 was in Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
99.01	Certification of Periodic Financial Reports.

(B)	Reports on Form 8-K - None.

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




                        Dean Witter Diversified Futures
                         Fund Limited Partnership
                         (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 12, 2002         By:
                            Raymond E. Koch
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	/s/	Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	/s/	Raymond E. Koch

Name:		Raymond E. Koch
Title	:	Chief Financial Officer

Date:		August 12, 2002