Form 10-Q
period 2002-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2002-11-14
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-23577

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3461507
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ		     	   07311
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code  (201) 209-8400


825 Third Ave., 8th Floor, New York, NY 10022

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited).................. .3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited) ...................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Item 4.	Controls and Procedures................................36


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................37

Item 5.	Other Information...................................37-39

Item 6.	Exhibits and Reports on Form 8-K....................39-40



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF FINANCIAL CONDITION
	 September  30,	     December 31,
                        2002      	         2001
	$	        $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	97,802,962	80,874,098

	Net unrealized gain on open contracts (MS&Co.)	1,431,847	   1,088,667
	Net unrealized gain (loss) on open contracts (MSIL)	     552,565		 (1,997,789)

	Total net unrealized gain (loss) on open contracts	   1,984,412	     (909,122)

	Total Trading Equity	99,787,374	79,964,976

Interest receivable (Morgan Stanley DW)	111,223	101,962
Due from Morgan Stanley DW	           47,177	           1,101

	Total Assets	    99,945,774	  80,068,039

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees (MSFCM)	1,488,778	 -
	Redemptions payable	       723,969	       771,460
	Accrued management fees (MSFCM)	234,168	204,528
	Administrative expenses payable	       122,773	       156,747

	Total Liabilities	    2,569,688	    1,132,735

Partners' Capital

	Limited Partners (59,261.978 and
		64,626.833 Units, respectively)	94,692,810	 76,936,169
	General Partner (1,679.285 Units)	     2,683,276	     1,999,135

	Total Partners' Capital	   97,376,086	   78,935,304

	Total Liabilities and Partners' Capital	   99,945,774	     80,068,039

NET ASSET VALUE PER UNIT	       1,597.87	        1,190.47

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	23,411,349	4,054,130
		Net change in unrealized	 (11,436,891)	 (1,251,910)
				11,974,458	2,802,220
	Proceeds from litigation settlement	    2,144,660	        -

			Total Trading Results 	14,119,118	 2,802,220

	Interest income (Morgan Stanley DW)	       314,194	    549,100

			Total  	  14,433,312	 3,351,320


EXPENSES

	Incentive fees (MSFCM)	1,502,283	-
 	Brokerage commissions (Morgan Stanley DW)	1,164,152	1,185,196
	Management fees (MSFCM)	684,522	628,496
	Administrative expenses	59,000	      28,000
	Transaction fees and costs	         51,560	      53,962

			Total 	    3,461,517	 1,895,654


NET INCOME	  10,971,795	  1,455,666


NET INCOME ALLOCATION

	Limited Partners	10,674,248	1,420,626
	General Partner	297,547	35,040


NET INCOME PER UNIT

	Limited Partners	177.19	20.86
	General Partner	177.19	20.86

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Nine Months Ended September 30,

	       2002   	  2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	27,528,128	11,408,309
		Net change in unrealized	     2,893,534	(4,444,598)
				30,421,662	6,963,711
	Proceeds from litigation settlement	      2,144,660	          -

			Total Trading Results 	32,566,322	6,963,711

	Interest income (Morgan Stanley DW)	         858,666	 2,178,525

			Total  	    33,424,988	 9,142,236


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	3,176,120	3,443,393
	Incentive fees (MSFCM)	2,570,437	-
 	Management fees (MSFCM)	1,857,213	1,903,299
	Transaction fees and costs	152,824	169,102
	Administrative expenses	        132,000	      94,000

			Total 	     7,888,594	 5,609,794


NET INCOME	   25,536,394	 3,532,442


NET INCOME ALLOCATION

	Limited Partners	24,852,253	3,448,131
	General Partner	684,141	84,311


NET INCOME PER UNIT

	Limited Partners	407.40	50.20
	General Partner	407.40	50.20

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2002 and 2001
	(Unaudited)



	  Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	73,815.756	84,772,523	1,973,443	86,745,966

Net Income	-	3,448,131	84,311	3,532,442

Redemptions	   (5,723.913)	   (6,840,371)	         -       	  (6,840,371)

Partners' Capital,
   September 30, 2001	   68,091.843	  81,380,283	  2,057,754	  83,438,037





Partners' Capital,
	December 31, 2001	66,306.118	76,936,169	1,999,135	78,935,304

Net Income	-	24,852,253	684,141	25,536,394

Redemptions	  (5,364.855)	  (7,095,612)	         -       	(7,095,612)

Partners' Capital,
	September 30, 2002	  60,941.263	  94,692,810	  2,683,276	  97,376,086










The accompanying notes are an integral part of these financial statements.



	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	    $	 $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	25,536,394	3,532,442
Noncash item included in net income:
	Net change in unrealized	(2,893,534)	4,444,598

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(9,261)	160,596
	Due from Morgan Stanley DW	(46,076)	96,981

Increase (decrease) in operating liabilities:
	Accrued incentive fees (MSFCM)	1,488,778	-
	Accrued management fees (MSFCM)	29,640	27,716
	Administrative expenses payable	       (33,974)	       30,529

Net cash provided by operating activities	  24,071,967	  8,292,862


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(47,491)	 (1,508,037)
Redemptions of Units	  (7,095,612)	 (6,840,371)

Net cash used for financing activities	  (7,143,103)	 (8,348,408)

Net increase (decrease) in cash	16,928,864	(55,546)

Balance at beginning of period	80,874,098	79,043,824

Balance at end of period	97,802,962	78,988,278





	The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

September 30, 2002

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


manager is Morgan Stanley Futures & Currency Management Inc.
("MSFCM" or the "Trading Manager").  Demeter, Morgan Stanley DW,
MS & Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan
Stanley.

On February 27, 2002, the Partnership received notifications of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $2,144,660 as of August 31, 2002.

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

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                  Net Unrealized Gains (Losses)
                    on Open Contracts                   Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded      Traded       Total       Traded       Traded
                    $           $            $

Sep. 30, 2002    6,026,738   (4,042,326)  1,984,412    Jun. 2004    Dec. 2002
Dec. 31, 2001     (450,218)    (458,904)   (909,122)   Jun. 2003    Apr. 2002

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

Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains(losses) on all open futures contracts, which funds, in the aggregate, totaled $103,829,700 and $80,423,880 at September 30, 2002 and
December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future.
Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $14,433,312 and posted an increase in net asset value per Unit. The most significant gains of approximately 18.7% were recorded in the global interest rate futures markets from previously established long positions in German and U.S. interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 1.6% were recorded in the energy futures markets, primarily during August and September, from long positions in crude oil futures as prices trended higher on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 6.5% in the currency markets from previously established long positions in the Swedish krona and Swiss franc relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. On February 27, 2002, the Partnership received notifications of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $2,144,660 as of August 31, 2002. Total expenses for the three months ended September 30, 2002 were $3,461,517, resulting in net income of $10,971,795.
The net asset value of a Unit increased from $1,420.68 at June 30, 2002 to $1,597.87 at September 30, 2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $33,424,988 and posted an increase in net asset value per Unit. The most significant gains of approximately 24.3% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the currency markets, gains of approximately 9.4% were recorded, primarily during May and June, from previously established long positions in the Japanese yen, Swiss franc, and euro relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Gains of approximately 3.0% were recorded in the energy markets from long positions in crude oil futures as prices trended higher during March, August and September due to escalating tensions in the Middle East. A portion of the Partnership's overall gains was offset by losses of approximately 4.0% in the metals markets from positions in aluminum and zinc futures as trendless price activity persisted throughout the period. Total expenses for the nine months ended September 30, 2002 were $7,888,594, resulting in net income of $25,536,394. The net asset value of a Unit increased from $1,190.47 at December 31, 2001 to $1,597.87 at September 30, 2002.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $3,351,320 and posted an increase in net asset value per Unit. The most significant gains of approximately 4.2% were recorded in the metals markets primarily during July and September from short positions in aluminum, copper and nickel futures as prices moved lower amid technical weakness and ongoing demand doldrums. In the global interest rate futures markets, profits of approximately 2.1% were recorded primarily during August and September from long positions in short and intermediate-term U.S. interest rate futures as prices continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from the decline in stock prices. In soft commodities, gains of approximately 1.4% were recorded primarily during July from short coffee futures positions as prices trended lower on favorable weather conditions. In the global stock index futures markets, gains of approximately 1.3% were recorded throughout a majority of the quarter from short positions in S&P 500 Index futures as the trend in equity prices continued lower amid worries regarding global economic uncertainty. These gains were partially offset by losses of approximately 3.9% recorded in the currency markets primarily during July from short positions in the euro as the value of the European common currency strengthened versus the British pound as hints of possible intervention by the European Central Bank to support the euro remained. Additional losses were recorded during September from long positions in the euro as its value reversed lower relative to the British pound. In the agricultural markets, losses of approximately 1.8% were experienced primarily during July from short corn futures positions as prices increased on a hot, dry outlook for the U.S. midwest. In the energy markets, losses of approximately 1.2% were recorded primarily during early July from short crude oil futures positions as prices moved higher when concerns over supply levels re-emerged. Additional losses were incurred during September from long positions in crude oil futures as oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. Total expenses for the three months ended September 30, 2001 were $1,895,654, resulting in net income of

$1,455,666. The net asset value of a Unit increased from $1,204.51 at June 30, 2001 to $1,225.37 at September 30, 2001.

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

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $97 million and $83 million, respectively.

	Primary Market        September 30, 2002  September 30, 2001
     Risk Category	  	     Value at Risk	     Value at Risk

Currency					(2.26)%	 	    (1.57)%
     Interest Rate		(1.16)	  	    (1.84)
	Equity		  			(0.03)		    (0.18)
     Commodity 				(2.48)		    (1.07)
     Aggregate Value at Risk	 	(3.49)%		    (2.42)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency	(2.77)%	(2.26)%	(2.48)%

Interest Rate 	(3.02)	(0.98)	(1.78)

Equity	(0.16)	-	(0.07)

Commodity	(2.48)	(0.89)	(1.66)

Aggregate Value at Risk	(4.18)%	(2.95)%	(3.65)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 91% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The primary market exposure of the Partnership at
September 30, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate.	  Exposure at September 30, 2002 was primarily
spread across the German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	 The Partnership's primary exposure at September 30, 2002
was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposure was to the Nikkei (Japan) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the Japanese index. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from political developments in the Middle East, weather
patterns and other economic fundamentals.   Significant
profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals.	  The Partnership's metals exposure at September 30,
2002 was to fluctuations in the price of precious metals such as gold, and base metals, such as copper and nickel.
Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions as market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, corn and cocoa markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balance at September 30, 2002 was in British pounds.
The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated
the Partnership's disclosure controls and procedures, and
have judged such controls and procedures to be effective.
(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management
The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending. Mr. Zafran is an Executive Director of Morgan Stanley and in September 2002 was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial Officer of the General Partner.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of June 30, 1995, is incorporated
by reference to Exhibit 3.01 of the Partnership's
Registration Statement on Form S-1 (File No. 33-90360).
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and MSFCM, dated as of August 31,
1995, is incorporated by reference to Exhibit 10.02 of
the Partnership's Registration Statement on Form S-1
(File No. 33-90360).
10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May
19, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-23577) filed
with the Securities and Exchange Commission on November
13, 2001.
10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
23577) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of
the Partnership's Form 8-K (File No. 0-23577) filed with
the Securities and Exchange Commission on November 13,
2001.
10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-23577) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.

(B)	Reports on Form 8-K - None.

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




                        Dean Witter Diversified Futures
                         Fund Limited Partnership
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   November 14, 2002          /s/Jeffrey A. Rothman
                                      Jeffrey A. Rothman
                                      President, Demeter Management
                                      Corporation, general partner
                                      of the Partnership

CERTIFICATIONS


I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   November 14, 2002          /s/Jeffrey D. Hahn
                                      Jeffery D. Hahn
                                      Chief Financial Officer,
                                      Demeter Management
                                      Corporation,
                                      general partner of the
                                      Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title	:	Chief Financial Officer

Date:		November 14, 2002