Form 10-K
period 2002-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2003-03-28
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-23577


	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

(Exact name of registrant as specified in its Limited Partnership Agreement)

		DELAWARE		        				13-3461507
(State or other jurisdiction of			   	   (I.R.S. Employer
incorporation or organization)			 	  	  Identification No.)

Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY					     	    		 	 10022
(Address of principal executive offices)		 	     (Zip Code)

Registrant's telephone number, including area code     	   (212) 310-6444


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								   None

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $99,013,149 at January 31, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2002

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . . 1
Part I .
   Item 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . 2-5

   Item 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . 5

   Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 5

   Item 4.  Submission of Matters to a Vote of Security Holders. . . . 5

Part II.

   Item 5.  Market for the Registrant's Partnership Units
            and Related Security Holder Matters. . . . . . . . . . . . 6

   Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . 7

   Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . .  8-21

   Item	 7A. Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . . . 21-34

   Item 8.  Financial Statements and Supplementary Data. . . . . . .  35

   Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . .  35
Part III.

   Item 10. 	Directors and Executive Officers of the Registrant . . 36-40

   Item 11. Executive Compensation . . . . . . . . . . . . . . . . . .41

   Item 12. Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . .  41

   Item 13. Certain Relationships and Related Transactions . . . . 41-42

   Item 14. Controls and Procedures. . . . . . . . . . . . . . . . .  42

Part IV.

   Item 15. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . . . . 43-44

	DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                 Part of Form 10-K


     Partnership's Prospectus dated
     June 30, 1995                                      I

     Annual Report to Dean Witter
     Diversified Futures Fund
     Limited Partnership Limited Partners
     for the year ended December 31, 2002         II, III, and IV

PART I
Item 1.  BUSINESS


(a) General Development of Business. Dean Witter Diversified Fu-tures Fund Limited Partnership (the "Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy products and agriculturals. The Partnership commenced operations on April 14, 1988.

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

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.


       The Partnership's net asset value per unit of limited partnership interest ("Unit(s)"), as of December 31, 2002 was $1,528.82, representing an increase of 28.4 percent from the net asset value per Unit of $1,190.47 at December 31, 2001. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forwards. The relevant financial information is presented in Items 6 and 8.

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



(d) Financial Information About Geographic Areas. The Partner-ship has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures and forwards on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an
       internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, N.Y. 10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                               PART II
Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for the Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2002 was approximately 6,420.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on April 14, 1988. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership profits.


Item 6.  SELECTED FINANCIAL DATA (in dollars)

                                          For the Years Ended December 31,
                             2002         2001      _  2000  _       1999  _       1998

Revenues/(Losses)
(including interest)     31,397,106    8,397,830    23,938,788    (2,601,037)  19,531,954


Net Income (Loss)        21,236,293    1,237,741    16,220,228  	 (13,289,436)   6,976,181

Net Income (Loss)
Per Unit (Limited
& General Partners)          338.35        15.30      	  211.91       (120.78)       63.50


Total Assets    	         91,900,314   80,068,039   	 89,069,506    94,008,543  129,718,751

Total Limited
Partners' Capital      	  88,266,372   76,936,169    84,772,523	    89,453,674  125,375,751


Net Asset Value Per
Unit                       1,528.82	     1,190.47      1,175.17        963.26     1,084.04







       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


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

The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices
       have occasionally moved the daily limit for several
consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional Units in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to
       estimate the amount and therefore the impact of future redemptions of Units.
There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such
       market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue as well as management fees, incentive fees and brokerage commission expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

At December 31, 2002, the Partnership's total capital was
$90,833,697, an increase of $11,898,393 from the Partnership's total capital of $78,935,304 at December 31, 2001. For the year ended December 31, 2002, the Partnership generated net income of $21,236,293 and total redemptions aggregated $9,337,900.

For the year ended December 31, 2002, the Partnership recorded total trading revenues, including interest income, of $31,397,106 and posted an increase in net asset value per Unit. The most significant gains of approximately 20.8% were recorded from long positions in European, Japanese, and U.S. interest rate futures during the period from June through September, as well as in December, as prices trended higher amid increased demand among investors seeking the safety of fixed income investment. Additional gains of approximately 18.8% were generated in the currency markets from long positions in the Swiss franc, euro, Japanese yen, and Swedish krona relative to the U.S. dollar as the dollar weakened due to continued uncertainty regarding a U.S. economic recovery. Additional currency gains were recorded from long positions in the euro versus the British pound. A portion of the Partnership's overall gains was offset by losses of approximately 6.9% recorded in the metals futures markets from positions in aluminum futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year. In the agricultural futures markets,
       losses of approximately 1.8% were incurred from long
positions in cotton futures as prices moved without consistent direction during the first and third quarters amid shifting supply and demand concerns. Total expenses for the year were $10,160,813, resulting in net income of $21,236,293. The net asset value of a Unit increased from $1,190.47 at December 31, 2001 to $1,528.82 at December 31, 2002.

At December 31, 2001, the Partnership's total capital was
$78,935,304, a decrease of $7,810,662 from the Partnership's total capital of $86,745,966 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated net income of $1,237,741 and total redemptions aggregated $9,048,403.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $8,397,830 and posted an increase in net asset value per Unit. The most significant gains of approximately 10.1% were recorded in the global interest rate futures markets throughout a majority of the first quarter from previously established long positions in U.S. interest rate futures as prices trended higher amid a rattled stock market, shaky consumer confidence, positive inflation data and interest rate cuts by the U.S. Federal Reserve. Additional gains were recorded primarily during August, September and October from previously established long positions in short and intermediate term U.S. and German interest rate futures as prices
       continued trending higher following an interest rate cut by the U.S. Federal Reserve and as investors sought a "safe haven" from the decline in stock prices. In soft commodities, profits of approximately 5.4% were recorded throughout a majority of the first and second quarters from previously established short cotton futures positions as prices continued moving lower on weak export sales and low demand. A portion of the Partnership's overall gains was partially offset by losses of approximately 6.6% recorded in the currency markets primarily during July from previously established short positions in the euro as the value of the European common currency reversed higher versus the British pound as hints of possible intervention by the European Central Bank to support the euro remained. During December, additional losses were recorded from previously established long euro positions as its value reversed lower relative to the British pound. In the energy markets, losses of approximately 2.4% were experienced throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. Total expenses for the year were $7,160,089, resulting in net income of $1,237,741. The net asset value of a Unit increased from $1,175.17 at December 31, 2000 to $1,190.47 at December 31,
2001.

       At December 31, 2000, the Partnership's total capital was
$86,745,966, a decrease of $4,903,257 from the Partnership's total capital of $91,649,223 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $16,220,228 and total redemptions aggregated $21,123,485.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $23,938,788 and posted an increase in net asset value per Unit. In the energy sector, profits of approximately 17.6% resulted primarily from long positions in the natural gas and crude oil futures markets. Natural gas saw its price rise to record levels in 2000. Recent low inventory levels, sluggish supply and cold winter weather
combined to push prices to such high levels.   In the crude oil
market, gains were realized from long positions earlier in the year as prices rose to nine-year highs on a combination of cold weather, declining inventories and increasing demand. In addition, concerns about future output levels from the world's leading producer countries added to the upward price momentum. Later in the year, however, profits resulted from short positions as the price of crude oil futures fell on expectations that Iraqi oil exports would resume and on fears that the slowdown in the economy would curb demand while at the same time increase supply. In the currency markets, gains of approximately 12.9% were recorded primarily from short positions in the euro, Swiss franc and Swedish krona as the value of these European currencies weakened relative to the U.S. dollar amid skepticism about Europe's economic outlook. Strong economic data out of the U.S. and interest rate hikes in the U.S. also boosted the dollar and, subsequently, added to the euro's difficulties. Later in the year as the bullish trend in the U.S. dollar reversed, additional gains were recorded from long positions in the euro, Swiss franc and Swedish krona versus the U.S. dollar as a result of new confidence in the European economy and overall skepticism regarding the U.S. economy. Profits of approximately 1.6% were recorded in the agricultural markets primarily from short positions in the corn market during the middle of the year as the price of corn trended lower on favorable weather conditions that resulted in good prospects for high crop yields. A portion of these gains was offset by losses experienced in the metals, stock index and soft commodities markets. The majority of losses, approximately 6.8%, were experienced in the metals markets primarily from aluminum futures. From a technical standpoint, the price of aluminum traded in a very volatile pattern throughout the year leaving little opportunity for the development of trends. In addition, long positions in this market, particularly in the second half of the year, resulted in losses as prices declined after concerns mounted that demand would weaken amid a cooling of the U.S. economy. Losses of approximately 5.5% were recorded in the global stock index futures markets. The S&P 500 Index traded in a very choppy pattern resulting in losses for both long and short positions. Contributing to this price pattern was uncertainty
       over the state of the U.S. economy.  Total expenses for the year were $7,718,560, resulting in net income of $16,220,228. The net asset value of a Unit increased from $963.26 at December 31, 1999 to $1,175.17 at December 31, 2000.

The Partnership's overall performance record represents varied results of trading in different futures and forwards markets. For an analysis of unrealized gains and (losses) by contract type and for a further description of 2002 trading results, refer to the "Letter to the Limited Partners" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures and forwards in financial instruments, agricultural commodities, energy products, foreign currencies, interest rates, precious and base metals, soft commodities and stock indices. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager were unable to offset positions of the Partnership, the Partnership could lose all of its assets and Limited Partners would realize a 100% loss.

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

In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of
       its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

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

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership's credit exposure to each exchange on a daily basis, calculating not only
       the amount of margin required for it but also the amount of its unrealized gains at each exchange, if any. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, but do not break that net figure down, exchange by exchange. Demeter, however, has installed a system which permits it to monitor the Partnership's potential margin liability, exchange by exchange. As a result, Demeter is able to monitor the Partnership's potential net credit exposure to each exchange by adding the unrealized trading gains on that exchange, if any, to the Partnership's margin liability thereon.

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require, in addition, a minimum amount of diversification in the Partnership's trading, usually over several different products. One of the aims of such trading policies has been to reduce the credit exposure of the Partnership to a single exchange and, historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets. On those relatively few occasions where the Partnership's credit exposure may climb above that level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written
       approval of the Limited Partners owning more than 50% of
Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial Statements" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership's operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is
       central, not incidental, to the Partnership's main business activities.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experiences to date or any reasonable expectations based upon historical changes in market value.
Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model
       based upon historical simulation with a confidence level of
99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.
VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For
       example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series. The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2002 and 2001. At December 31, 2002 and 2001, the Partnership's total capitalization was approximately $91 million and $79 million, respectively.

     Primary Market        December 31, 2002   December 31, 2001
     Risk Category           Value at Risk       Value at Risk

     Currency                   (3.42)%             (2.28)%
     Interest Rate              (2.52)              (0.98)
     Commodity                  (2.27)              (0.89)
     Equity                         -                   -
     Aggregate Value at Risk    (4.78)%             (2.95)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at December 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2002 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2002 through December 31, 2002.

Primary Market Risk Category        High       Low        Average
Currency                           (3.42)%    (2.26)%     (2.77)%
Interest Rate                      (3.02)     (1.16)      (2.16)
Commodity                          (2.48)     (0.97)      (2.00)
Equity                             (0.16)       -         (0.07)
Aggregate Value at Risk            (4.78)%    (3.49)%     (4.11)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past
       performance of the Partnership, give no indication of such
"risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2002 and 2001, and for the end of the four quarterly reporting periods during calendar year 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance
       that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 84% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the
       Partnership manages its primary market risk exposures -
constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2002 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily
       fluctuations which disrupt the historical pricing
relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2002, the Partnership's major exposures were to euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure at December 31, 2002 was to the global interest rate complex. Exposure was primarily spread across the Japanese, German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially
       impact the Partnership's profitability.  The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At December 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

       Soft Commodities and Agriculturals.  At December 31,
2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, coffee and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.  The Partnership's metals exposure at December 31,
2002 was to fluctuations in the price of precious metals such as gold. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading
Manager, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at December 31, 2002 were in euros, British pounds and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:
Summary of Quarterly Results (Unaudited)



Quarter            Revenues/           Net       Net Income/(Loss)
Ended            (Net Losses)     Income/(Loss)      Per Unit
2002
March 31         $ 2,026,816       $   422,875         $  6.33
June 30           16,964,860        14,141,724          223.88
September 30      14,433,312        10,971,795          177.19
December 31       (2,027,882)       (4,300,101)         (69.05)

Total            $31,397,106       $21,236,293         $338.35

2001
March 31         $ 6,720,854       $ 5,029,977         $ 70.34
June 30             (929,938)       (2,953,201)         (41.00)
September 30       3,351,320         1,455,666           20.86
December 31         (744,406)       (2,294,701)         (34.90)

Total            $ 8,397,830       $ 1,237,741         $ 15.30



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

	None.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Robert E. Murray, age 42, is the Managing Director of the Strategic Products Group at Morgan Stanley and Chairman of the Board of Directors of Demeter Management Corporation, a leading commodity pool operator with approximately $1.7 billion in assets across a variety of U.S. and international public and private managed futures funds. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 18 years. He is also the Chairman of the Board of Directors of MSFCM, Morgan Stanley's internal commodity trading advisor. Mr. Murray served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.



       Jeffrey A. Rothman, age 41, is President and a Director of
Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of MSFCM. Mr. Rothman has been with the managed futures department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 35 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mitchell M. Merin resigned his position as a Director of Demeter.

Joseph G. Siniscalchi, age 57, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

       Edward C. Oelsner, III, age 61, is a Director of Demeter.
 Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Investment Advisors Inc., an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and subsequently served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received an M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 51, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management.

       Raymond A. Harris, age 46, is a Director of Demeter and of
MSFCM. Mr. Harris is currently Managing Director of Global Products & Services at Morgan Stanley. He previously served as Chief Accounting Officer of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in Finance from the University of Chicago.

Anthony J. DeLuca, age 40, is a Director of Demeter. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for Morgan Stanley in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had Morgan Stanley as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Frank Zafran, age 47, is a Director of Demeter and of MSFCM. Mr. Zafran is an Executive Director of Morgan Stanley, and in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products & Services Division. Mr. Zafran joined
       the firm in 1979 and has held various positions in
Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Raymond E. Koch resigned his position as Chief Financial Officer of Demeter.

Jeffrey D. Hahn, age 45, is the Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of MSFCM. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.


       Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners - At December 31, 2002, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management - At December 31, 2002,
Demeter owned 1,679.285 Units of general partnership interest, representing a 2.83 percent interest in the Partnership.

(c)	Changes in Control - None.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $4,627,258 for the year ended
       December 31, 2002.  In its capacity as the Partnership's
Trading Manager, MSFCM received management fees of $2,534,634 and incentive fees of $2,570,437 for the year ended December 31, 2002.

Item 14.	CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this
annual report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

 (b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                        PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K


(a)  1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2002, 2001 and 2000.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2002 and 2001.

-	Statements of Operations, Changes in Partners' Capital, and Cash
Flows for the years ended December 31, 2002, 2001 and 2000.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited
Partners for the year ended December 31, 2002, is not deemed to be filed with this report.

     2. Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)  Reports on Form 8-K
No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)  Exhibits
Refer to Exhibit Index on Page E-1 to E-2.


	       SIGNATURES


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

                            DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED
                            PARTNERSHIP
                                 (Registrant)

                            BY:  Demeter Management Corporation,
                                 General Partner

March 31, 2003              BY:  /s/  Jeffrey A. Rothman
                                      Jeffrey A. Rothman, Director
                                      and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Demeter Management Corporation.

BY: /s/  Robert E. Murray                              March 31, 2003
         Robert E. Murray, Director and
         Chairman

    /s/  Jeffrey A. Rothman                            March 31, 2003
         Jeffrey A. Rothman, Director and
         President

    /s/  Joseph G. Siniscalchi                         March 31, 2003
         Joseph G. Siniscalchi, Director

    /s/  Edward C. Oelsner III                         March 31, 2003
         Edward C. Oelsner III, Director

    /s/  Richard A. Beech                              March 31, 2003
         Richard A. Beech, Director

    /s/  Raymond A. Harris                             March 31, 2003
         Raymond A. Harris, Director

    /s/  Anthony J. DeLuca                             March 31, 2003
         Anthony J. DeLuca, Director

    /s/  Frank Zafran                                  March 31, 2003
         Frank Zafran, Director

    /s/  Jeffrey D. Hahn                               March 31, 2003
         Jeffrey D. Hahn, Chief
         Financial Officer



       CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)		evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)		presented in this annual report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   March 31, 2003            /s/ Jeffrey A. Rothman
                                      Jeffrey A. Rothman
                                      President, Demeter
                                      Management Corporation,
                                      general partner
                                      of the registrant
















       CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain
any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)		evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)		presented in this annual report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have
indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   March 31, 2003         /s/ Jeffrey D. Hahn
                                   Jeffrey D. Hahn
                                   Chief Financial Officer,
                                   Demeter Management Corporation,
                                   general partner of the
                                   registrant
















       EXHIBIT INDEX

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

10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to
Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
23577) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	December 31, 2002 Annual Report to Limited Partners is filed herewith.

99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

					  EXHIBIT 99.01



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.








By:	  /s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		March 31, 2003

				         EXHIBIT 99.02



CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	 The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.








By:	  /s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:	Chief Financial Officer

Date:		March 31, 2003

                                                                    Diversified
                                                                        Futures
                                                                           Fund

          December 31, 2002
          Annual Report

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

                                                                                                         INCEPTION-
                                                                                                          TO-DATE   ANNUALIZED
                       1988    1989 1990 1991 1992 1993 1994 1995  1996  1997 1998  1999  2000 2001 2002   RETURN     RETURN
FUND                    %       %    %    %    %    %    %    %     %     %    %     %     %    %    %       %          %
------------------------------------------------------------------------------------------------------------------------------
Diversified Futures
 Fund...............   31.8    18.2 50.4 23.9 16.7 6.7  7.7  (4.6) (2.7) 11.9 6.2  (11.1) 22.0 1.3  28.4   506.2       13.0
                     (8.5 mos)
------------------------------------------------------------------------------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, New York 10022
Telephone (212) 310-6444

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP
ANNUAL REPORT
2002

Dear Limited Partner:

  This marks the fifteenth annual report for the Dean Witter Diversified Futures Fund Limited Partnership (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,190.47 and increased by 28.4% to $1,528.82 on December 31, 2002. The Fund has increased by 506.2% since it began trading in April 1988 (a compound annualized return of 13.0%).

  Detailed performance information for the Fund is located in the body of the financial report. We provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

  The trading results by sector chart indicates the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which the Fund participates. Please note that there is not an equal amount of assets in each market sector, and the specific allocations of assets by the Fund to each sector will vary over time within a predetermined range. Below the chart is a description of the factors that influenced trading gains and trading losses within the Fund during the year.

  Limited Partners are advised that Demeter Management Corporation, the general partner to the Fund, may withdraw any portion of its excess capital contribution to the Fund at respective monthly closings to be held between March 31, 2003 and December 31, 2003, pursuant to the provisions of Section 7 of the Fund's Limited Partnership Agreement.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, New York 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President
Demeter Management Corporation
General Partner

DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
                                         [CHART]

                           Year ended
                        December 31, 2002
                        -----------------
Currencies                    18.77%
Interest Rates                20.80%
Stock Indices                 -0.38%
Energies                      -0.66%
Metals                        -6.94%
Agriculturals                 -1.85%


   Note: Includes trading results and commissions but does not include other fees or interest income.


FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global interest rate futures markets, gains resulted from long positions in German, Japanese, and U.S. interest rate futures during the period from June through September, as well as in December, as prices trended higher amid continued uncertainty in the equity markets and negative economic data.
.. In the currency markets, gains were recorded from long positions in the Swiss franc, euro, Japanese yen, and Swedish krona relative to the U.S. dollar as the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased global tensions and prolonged uncertainty regarding the U.S. economy. Additional currency gains were recorded from long positions in the euro relative to the British pound.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the metals futures markets, losses were recorded from positions in aluminum futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year.
.. In the agricultural futures markets, losses were incurred from long positions in cotton futures as prices moved without consistent direction during the first and third quarters amid shifting supply and demand concerns.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership"), including the schedules of investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund Limited Partnership at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 14, 2003

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

                                                      DECEMBER 31,
                                                 ----------------------
                                                    2002        2001
                                                 ----------  ----------
                                                     $           $
                                    ASSETS
        Equity in futures interests trading accounts:
          Cash                                   83,241,952  80,874,098

          Net unrealized gain on open contracts
           (MS&Co.)                              10,768,357   1,088,667
          Net unrealized loss on open contracts
           (MSIL)                                (2,180,109) (1,997,789)
                                                 ----------  ----------
          Total net unrealized gain (loss)
           on open contracts                      8,588,248    (909,122)
                                                 ----------  ----------
            Total Trading Equity                 91,830,200  79,964,976

        Interest receivable (Morgan Stanley DW)      70,114     101,962
        Due from Morgan Stanley DW                   --           1,101
                                                 ----------  ----------
            Total Assets                         91,900,314  80,068,039
                                                 ==========  ==========
                       LIABILITIES AND PARTNERS' CAPITAL

        LIABILITIES
        Redemptions payable                         692,350     771,460
        Accrued management fees (MSFCM)             217,560     204,528
        Administrative expenses payable             156,707     156,747
                                                 ----------  ----------
            Total Liabilities                     1,066,617   1,132,735
                                                 ----------  ----------

        PARTNERS' CAPITAL
        Limited Partners (57,734.961 and
         64,626.833 Units, respectively)         88,266,372  76,936,169
        General Partner (1,679.285 Units)         2,567,325   1,999,135
                                                 ----------  ----------
            Total Partners' Capital              90,833,697  78,935,304
                                                 ----------  ----------
            Total Liabilities and
             Partners' Capital                   91,900,314  80,068,039
                                                 ==========  ==========

        NET ASSET VALUE PER UNIT                   1,528.82    1,190.47
                                                 ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                              ----------------------------------
                                                 2002        2001        2000
                                              ---------- -----------  ----------
                                                  $           $           $
REVENUES

Trading profit (loss):
 Realized                                     18,636,963  16,371,415  12,189,799
 Net change in unrealized                      9,497,370 (10,507,330)  7,996,269
                                              ---------- -----------  ----------
                                              28,134,333   5,864,085  20,186,068
Proceeds from Litigation Settlement            2,144,660      --          --
                                              ---------- -----------  ----------
   Total Trading Results                      30,278,993   5,864,085  20,186,068
Interest income (Morgan Stanley DW)            1,118,113   2,533,745   3,752,720
                                              ---------- -----------  ----------
   Total                                      31,397,106   8,397,830  23,938,788
                                              ---------- -----------  ----------
EXPENSES
Brokerage commissions (Morgan Stanley DW)      4,627,258   4,302,855   4,834,767
Incentive fee                                  2,570,437      --          --
Management fees (MSFCM)                        2,534,634   2,540,873   2,449,059
Transaction fees and costs                       217,484     203,361     285,734
Administrative expenses                          211,000     113,000     149,000
                                              ---------- -----------  ----------
   Total                                      10,160,813   7,160,089   7,718,560
                                              ---------- -----------  ----------
NET INCOME                                    21,236,293   1,237,741  16,220,228
                                              ========== ===========  ==========
NET INCOME ALLOCATION:
Limited Partners                              20,668,103   1,212,049  15,834,372
General Partner                                  568,190      25,692     385,856

NET INCOME PER UNIT:
Limited Partners                                  338.35       15.30      211.91
General Partner                                   338.35       15.30      211.91

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                               UNITS OF
                              PARTNERSHIP    LIMITED     GENERAL
                               INTEREST      PARTNERS    PARTNER      TOTAL
                              -----------  -----------  ---------  -----------
                                                $           $           $
 Partners' Capital,
 December 31, 1999             95,144.619   89,453,674  2,195,549   91,649,223
 Net income                        --       15,834,372    385,856   16,220,228
 Redemptions                  (21,328.863) (20,515,523)  (607,962) (21,123,485)
                              -----------  -----------  ---------  -----------
 Partners' Capital,
 December 31, 2000             73,815.756   84,772,523  1,973,443   86,745,966
 Net income                        --        1,212,049     25,692    1,237,741
 Redemptions                   (7,509.638)  (9,048,403)     --      (9,048,403)
                              -----------  -----------  ---------  -----------
 Partners' Capital,
 December 31, 2001             66,306.118   76,936,169  1,999,135   78,935,304
 Net income                        --       20,668,103    568,190   21,236,293
 Redemptions                   (6,891.872)  (9,337,900)     --      (9,337,900)
                              -----------  -----------  ---------  -----------
 Partners' Capital,
 December 31, 2002             59,414.246   88,266,372  2,567,325   90,833,697
                              ===========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                               FOR THE YEARS ENDED
                                                  DECEMBER 31,
                                      ------------------------------------
                                         2002         2001         2000
                                      ----------  -----------  -----------
                                          $            $            $

     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net income                       21,236,293    1,237,741   16,220,228
     Noncash item included in net
      income:
       Net change in unrealized       (9,497,370)  10,507,330   (7,996,269)
     (Increase) decrease in operating
      assets:
       Interest receivable
        (Morgan Stanley DW)               31,848      228,531      (17,813)
       Due from Morgan Stanley DW          1,101       95,880      (96,981)
     Increase (decrease) in operating
      liabilities:
       Accrued management fees
        (MSFCM)                           13,032       18,986      (43,784)
       Administrative expenses
        payable                              (40)      41,937          499
                                      ----------  -----------  -----------
     Net cash provided by operating
      activities                      11,784,864   12,130,405    8,065,880
                                      ----------  -----------  -----------

     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Increase (decrease) in
      redemptions payable                (79,110)  (1,251,728)       7,505
     Redemptions of Units             (9,337,900)  (9,048,403) (21,123,485)
                                      ----------  -----------  -----------
     Net cash used for financing
      activities                      (9,417,010) (10,300,131) (21,115,980)
                                      ----------  -----------  -----------
     Net increase (decrease) in cash   2,367,854    1,830,274  (13,050,100)

     Balance at beginning of period   80,874,098   79,043,824   92,093,924
                                      ----------  -----------  -----------

     Balance at end of period         83,241,952   80,874,098   79,043,824
                                      ==========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                  LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                  ---------------- ----------------- --------------------------
2002 PARTNERSHIP NET ASSETS: $90,833,697               $                 $                     $
Foreign currency                                    8,193,539               --              8,193,539
Commodity                                          (2,193,685)         101,975             (2,091,710)
Interest rate                                       2,501,336                               2,501,336
                                                   ----------        ---------             ----------
   Grand Total:                                     8,501,190          101,975              8,603,165
                                                   ==========        =========
   Unrealized Currency Loss                                                                   (14,917)
                                                                                           ----------
   Total Net Unrealized Gain per Statement of
    Financial Condition                                                                     8,588,248
                                                                                           ==========

2001 PARTNERSHIP NET ASSETS: $78,935,304
Foreign currency                                   (2,691,637)       2,232,737               (458,900)
Commodity                                          (1,625,073)         516,344             (1,108,729)
Interest rate                                          --              485,561                485,561
                                                   ----------        ---------             ----------
   Grand Total:                                    (4,316,710)       3,234,642             (1,082,068)
                                                   ==========        =========
   Unrealized Currency Gain                                                                   172,946
                                                                                           ----------
   Total Net Unrealized Loss per Statement of
    Financial Condition                                                                      (909,122)
                                                                                           ==========

FUTURES AND FORWARD CONTRACTS:                  PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                  ------------------------ -------------------------------
2002 PARTNERSHIP NET ASSETS: $90,833,697                   %
Foreign currency                                          9.02*                   4,978,920,852
Commodity                                                (2.30)                           2,648
Interest rate                                             2.75                            2,167
                                                         -----
   Grand Total:                                           9.47
                                                         =====
   Unrealized Currency Loss

   Total Net Unrealized Gain per Statement of
    Financial Condition


2001 PARTNERSHIP NET ASSETS: $78,935,304
Foreign currency                                         (0.58)                   3,963,401,000
Commodity                                                (1.40)                           1,775
Interest rate                                             0.61                            1,351
                                                         -----
   Grand Total:                                          (1.37)
                                                         =====
   Unrealized Currency Gain

   Total Net Unrealized Loss per Statement of
    Financial Condition


* No single contract's value exceeds 5% of Net Assets.
  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy products and agriculturals (collectively, "futures interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW''). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). The trading manager is Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Manager"). Demeter, Morgan Stanley DW, MS&Co., MSIL, and MSFCM are wholly-owned subsidiaries of Morgan Stanley.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the Limited Partners based upon their proportional ownership interests.

USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(continued)

  Each month, Morgan Stanley DW pays the Partnership interest income based upon 80% of its average daily Net Assets for that month at a prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original contract value and market value.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis in the Partnership's statements of financial condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(continued)

same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the first day of each month.

OPERATING EXPENSES. The Partnership bears all operating expenses related to its trading activities. Such fees are capped at a maximum of 1/4 of 1% annually of the Partnership's average monthly Net Assets as of the first day of each month. These operating expenses include legal, auditing, accounting, mailing, printing, filing fees and other expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

REDEMPTIONS. Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any calendar month upon five business days advance notice by redemption form to Demeter.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(continued)


DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025 or at an earlier date if certain conditions set forth in its Limited Partnership Agreement occur.

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator and received payment of this settlement award in the amount of $2,144,660 as of August 30, 2002.

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
  The Partnership pays brokerage commissions to Morgan Stanley DW as described in Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1. Management fees and incentive fees (if any) incurred by the Partnership are paid to MSFCM.

--------------------------------------------------------------------------------
3. TRADING MANAGER
  Demeter, on behalf of the Partnership and itself, has entered into a management agreement with MSFCM to make all trading decisions for the Partnership.
  Compensation to MSFCM by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The monthly management fee is accrued daily at the rate of 1/4 of 1% (a 3% annual rate) of beginning of the month Net Assets, as defined in the management agreement.

INCENTIVE FEE. The Partnership pays a quarterly incentive fee equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures and forwards trading exceed losses after brokerage commissions, management fees, transaction fees and costs and administrative expenses are

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(continued)

deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the quarter are reduced.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
  The Partnership trades futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy products and agriculturals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.
  The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(continued)

  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

          NET UNREALIZED GAINS/
       (LOSSES) ON OPEN CONTRACTS     LONGEST MATURITIES
     ------------------------------  ---------------------
                 OFF-                             OFF-
     EXCHANGE- EXCHANGE-             EXCHANGE-  EXCHANGE-
YEAR  TRADED    TRADED      TOTAL     TRADED     TRADED
---- --------- ---------  ---------  ---------- ----------
         $         $          $
2002  394,708  8,193,540  8,588,248  Sept. 2004 April 2003
2001 (450,218)  (458,904)  (909,122) June 2003  April 2002

  The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.
  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $83,636,660 and $80,423,880 at December 31, 2002 and 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(concluded)

netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                        PER UNIT
                                                        --------
NET ASSET VALUE, JANUARY 1, 2002:                       1,190.47
                                                        --------
NET OPERATING RESULTS:
 Realized Profit                                          296.86
 Unrealized Profit                                        151.62
 Proceeds from Litigation Settlement                       34.24
 Interest Income                                           17.85
 Expenses                                                (162.22)
                                                        --------
 Net Income                                               338.35
                                                        --------
NET ASSET VALUE, DECEMBER 31, 2002:                     1,528.82
                                                        ========

 Expense Ratio                                             11.9%
 Net Income Ratio                                          24.8%

TOTAL RETURN                                               28.4%

                                   PRESORTED
                               FIRST CLASS MAIL
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
                    Demeter Management Corporation
                    825 Third Avenue, 9th Floor
                    New York, NY 10022
                             [LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper