Form 10-Q
period 2003-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2003-05-13
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2003 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from                to


Commission File Number 0-23577

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

	(Exact name of registrant as specified in its charter)


		Delaware						     13-3461507
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY                                          10022
(Address of principal executive offices)            (Zip Code)

Registrant?s telephone number, including area code  (212) 310-6444






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

	March 31, 2003




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2003
		(Unaudited) and December 31, 2002......................... 2

		Statements of Operations for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited)....................... 3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2003 and 2002 (Unaudited)........ 4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2003 and 2002 (Unaudited) ...................... 5

		Notes to Financial Statements (Unaudited).............. 6-10

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk........................................ 18-30

Item 4.	Controls and Procedures............................... 30


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 5.	Other Information.................................. 31-33

Item 6.	Exhibits and Reports on Form 8-K................... 33-34

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF FINANCIAL CONDITION
			March 31,	December 31,
			        2003        	        2002
			$	$
			(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	101,531,798	83,241,952

	Net unrealized gain on open contracts (MS&Co.)	526,990	10,768,357
	Net unrealized loss on open contracts (MSIL)	         (183,135)	      (2,180,109)

	Total net unrealized gain on open contracts	           343,855	        8,588,248

		Total Trading Equity	101,875,653	91,830,200

Interest receivable (Morgan Stanley DW)	             85,572	             70,114

		Total Assets	    101,961,225	      91,900,314

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

	Redemptions payable	2,823,552	692,350
	Accrued incentive fees (MSFCM)	1,132,691                                 ?
	Accrued management fees (MSFCM)	281,438	217,560
	Administrative expenses payable	           157,149	           156,707

		Total Liabilities	        4,394,830	        1,066,617

Partners? Capital

	Limited Partners (56,243.581 and
		57,734.961 Units, respectively)	96,509,861	88,266,372
	General Partner (615.722 and
		1,679.285 Units, respectively)	        1,056,534	        2,567,325

		Total Partners? Capital	      97,566,395	      90,833,697

		Total Liabilities and Partners? Capital	    101,961,225	      91,900,314

NET ASSET VALUE PER UNIT	          1,715.93	          1,528.82

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)



				     For the Quarters Ended March 31,

				         2003        	        2002
				$	$
REVENUES
	Trading profit (loss):
		Realized	22,587,546	4,931,001
		Net change in unrealized	       (8,244,393)	       (3,178,288)

			Total Trading Results 	14,343,153	1,752,713

	Interest income (Morgan Stanley DW)	           238,579	           274,103

			Total	      14,581,732	        2,026,816


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,342,493	930,182
	Incentive fees (MSFCM)	1,166,119	1,101
	Management fees (MSFCM)	761,161	591,130
	Administrative expenses	56,000	36,000
	Transaction fees and costs	             51,904	             45,528

			Total	        3,377,677	        1,603,941


NET INCOME	      11,204,055	           422,875


NET INCOME ALLOCATION

	Limited Partners	10,889,846	412,234
	General Partner	314,209	10,641


NET INCOME PER UNIT

	Limited Partners	187.11	6.33
	General Partner	187.11	6.33


	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2003 and 2002
(Unaudited)




				Units of
				Partnership	Limited	General
				     Interest     	    Partners    	     Partner     	      Total
					$	$	$

Partners? Capital,
	December 31, 2001	66,306.118	76,936,169	1,999,135	78,935,304

Net Income	?	412,234	10,641	422,875

Redemptions	   (2,186.923)	   (2,620,044)	           ?      	  (2,620,044)

Partners? Capital,
	March 31, 2002	   64,119.195	  74,728,359	   2,009,776	  76,738,135





Partners? Capital,
	December 31, 2002	59,414.246	88,266,372	2,567,325	90,833,697

Net Income	?	10,889,846	314,209	11,204,055

Redemptions	   (2,554.943)	   (2,646,357)	  (1,825,000)	  (4,471,357)

Partners? Capital,
	March 31, 2003	   56,859.303	  96,509,861	   1,056,534	  97,566,395









The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CASH FLOWS
(Unaudited)





				     For the Quarters Ended March 31,

				        2003        	        2002
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	11,204,055	422,875
Noncash item included in net income:
	Net change in unrealized	8,244,393	3,178,288

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(15,458)	10,012
	Due from Morgan Stanley DW                                                                   ?		(126,901)

Increase (decrease) in operating liabilities:
	Accrued incentive fees (MSFCM)	1,132,691                                  ?
	Accrued management fees (MSFCM)	63,878	(10,221)
	Administrative expenses payable	                  442	             13,341

Net cash provided by operating activities	      20,630,001	        3,487,394


CASH FLOWS FROM FINANCING ACTIVITIES

Increase in redemptions payable	2,131,202	 583,767
Redemptions of Units	       (4,471,357)	       (2,620,044)

Net cash used for financing activities	        (2,340,155)	        (2,036,277)

Net increase in cash	18,289,846	1,451,117

Balance at beginning of period	       83,241,952	       80,874,098

Balance at end of period	    101,531,798	       82,325,215



	The accompanying notes are an integral part of these financial statements.





       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Diversified Futures Fund Limited Partnership (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2002 Annual Report on Form 10-K.

1.  Organization
Dean Witter Diversified Futures Fund Limited Partnership is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy products and agriculturals (collectively, ?futures interests?).

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). The trading manager is Morgan Stanley Futures & Currency Management Inc. (?MSFCM? or the ?Trading Manager?). Demeter,
       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley DW, MS & Co., MSIL and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW. Management fees and incentive fees, if any, incurred by the Partnership are paid to MSFCM.

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

       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition and their longest contract maturities were as follows:

                     Net Unrealized Gains (Losses)
                          on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded       Traded        Total      Traded     Traded
                     $           $             $

Mar. 31, 2003    (478,909)    822,764       343,855   Dec. 2003    Jun. 2003
Dec. 31, 2002     394,708   8,193,540     8,588,248   Sept. 2004   Apr. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership?s statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures
       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $101,052,889 and $83,636,660 at March 31, 2003 and December 31,
2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.



       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership?s assets held by the commodity brokers may be used as margin solely for the Partnership?s trading. Since the Partnership?s sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could
       prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount, and therefore, the impact of future redemptions of Units.

       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2003 and 2002 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss
       other than in the context of the Trading Manager?s trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commission expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.



       For the Quarter Ended March 31, 2003
For the quarter ended March 31, 2003, the Partnership recorded total trading revenues, including interest income, of $14,581,732 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.8% were recorded in the energy markets, primarily during January and February, from long positions in natural gas futures as prices trended higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains were recorded from long positions in crude oil futures as prices increased amid the looming threat of military action against Iraq and an overall decline in inventories. Gains of approximately 4.6% were recorded in the currency markets, primarily during January and February, from long positions in the euro versus the British pound, as the pound?s value declined due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional gains stemmed from long positions in the Australian dollar and South African rand versus the U.S. dollar as the value of these currencies increased on the heels of higher commodity prices. Gains of approximately 2.5% were recorded in the global interest rate markets from long positions in Japanese and German interest rate futures as prices trended higher amid continued uncertainty in the global equity markets and ongoing demand from investors seeking the ?safe haven? of fixed income investments.
A portion of the Partnership?s gains was offset by losses of approximately 1.0% in the agricultural markets from long positions in soybean futures as prices reversed in January amid
       news of increased supply.  Elsewhere in the agricultural markets, losses were recorded from short positions in coffee futures as prices reversed higher in early January amid a decrease in Colombian exports. Total expenses for the three months ended March 31, 2003 were $3,377,677, resulting in net income of $11,204,055. The net asset value of a Unit increased from $1,528.82 at December 31, 2002 to $1,715.93 at March 31,
2003.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading revenues, including interest income, of $2,026,816 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.4% were recorded in the energy markets primarily during March from previously established long positions in crude oil futures as prices continued trending higher amid escalating tensions in the Middle East and supply/demand factors. Additional gains were recorded during January from previously established short natural gas futures positions as prices declined following a higher-than-expected American Gas Association inventory report and forecasts of mild weather for the Eastern U.S. A portion of the Partnership?s overall gains was partially offset by losses of approximately 7.9% recorded in the currency markets primarily during March from positions in the euro versus the U.S. dollar and British pound from short-term, choppy price movement. Additional losses were experienced during early March from previously established short
       positions in the Japanese yen as its value reversed higher versus U.S. dollar amid a repatriation of assets form the U.S. to Japan. As a result of this strengthening, new long Japanese yen positions were established only to result in additional losses later in March as the value of the yen reversed lower on expectations that the repatriation flows ahead of the Japanese fiscal year-end would be ending. In the metals markets, losses of approximately 0.5% were incurred primarily during January from gold futures positions as prices moved in an erratic manner on conflicting supply concerns and on the economic outlook. Total expenses for the three months ended March 31, 2002 were $1,603,941, resulting in net income of $422,875. The net asset value of a Unit increased from $1,190.47 at December 31, 2001 to $1,196.80 March 31, 2002.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership?s main business activities.

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership?s open positions, and consequently, in its earnings and cash flow.

The Partnership?s total market risk is influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.
       The Partnership?s past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date or any reasonable expectations based upon historical changes in market value.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.
       The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partnership?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst-case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations)
       and revalues its portfolio (using delta-gamma
approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Patnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and does not distinguish between exchange and non-exchange-traded instruments and is also not based on exchange and/or dealer-based margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets
       by primary market risk category at March 31, 2003 and
2002. At March 31, 2003 and 2002, the Partnership?s total capitalization was approximately $98 million and $77 million, respectively.

     Primary Market            March 31, 2003      March 31, 2002
     Risk Category             Value at Risk       Value at Risk

     Currency                      (1.57)%             (2.61)%
     Interest Rate                 (1.39)              (1.96)
     Equity                          -                 (0.08)
     Commodity                     (1.76)              (2.28)
     Aggregate Value at Risk       (2.88)%             (4.01)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at March 31, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any
       changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2002 through March 31, 2003.

Primary Market Risk Category        High       Low     Average
Currency                            (3.42)%   (1.57)%   (2.50)%

Interest Rate                       (3.02)    (1.16)    (2.02)

Equity                              (0.16)      -       (0.05)

Commodity                           (2.48)    (0.97)    (1.87)

Aggregate Value at Risk             (4.78)%   (2.88)%   (3.83)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership?s open positions thus creates a ?risk of ruin? not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed
       and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2003 and 2002, and for the end of the four quarterly reporting periods from April 1, 2002 through March 31, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can
       be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 100% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the
       Partnership manages its primary market risk exposures -
constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2003 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily
       fluctuations which disrupt the historical pricing
relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2003, the Partnership?s major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate.	  The second largest exposure at March 31, 2003 was
to the global interest rate sector. Exposure was primarily spread across the Japanese, Australian and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s
       primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  The
G-7 countries consist of France, the U.S., Britain, Germany,
Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals.	  The Partnership's metals exposure at March 31, 2003
was to fluctuations in the price of precious metals such as gold, and base metals, such as aluminum, copper, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Manager, from time to time, takes positions as market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2003, the Partnership?s energy exposure was primarily to futures contracts in crude oil. Price movements in this market result from political developments
       in the Middle East, weather patterns and other
economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Soft Commodities and Agriculturals.  At March 31, 2003, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, corn and cocoa markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balance at March 31, 2003 was in Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different market sectors and trading approaches, and monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.

Item 4.  CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter Management
Corporation, the general partner:

Mr. Anthony J. DeLuca resigned the position of Director of Demeter.

Mr. Edward C. Oelsner resigned the position of Director of Demeter.

Mr. Joseph G. Siniscalchi resigned the position of Director of Demeter.

Mr. Douglas J. Ketterer, age 37, was named a Director of Demeter, subject to Mr. Ketterer being confirmed as a principal of Demeter by the National Futures Association. Mr. Ketterer is a Managing Director and head of the Strategic Solutions Group, which is comprised of the Global Product Development Group, Financial Planning, Mutual Fund Advisory Group, Retirement Strategies, Education Strategies, Gifting Strategies, External Mutual Funds and the Global Portfolio Analysis and Research Departments. Mr.
       Ketterer joined the firm in 1990 in the Corporate Finance
Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group at Morgan Stanley Dean Witter Advisors (now known as Morgan Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Jeffrey S. Swartz, age 36, was named a Director of Demeter, subject to Mr. Swartz being confirmed as a principal of Demeter by the National Futures Association. Mr. Swartz is a Managing Director and Chief Operating Officer of Investor Advisory Services (?IAS?). Mr. Swartz began his career with Morgan Stanley in 1990, working as a Financial Advisor in Boston. He was appointed Sales Manager of the Boston office in 1994, and served in that role for two years. In 1996, he was named Branch Manager of the Cincinnati office. In 1999, Mr. Swartz was named Associate Director of the Midwest region, which consisted of 10 states and approximately 90 offices. Mr. Swartz served in this capacity until October of 2001, when he was named Director of IAS Strategy and relocated to IAS headquarters in New York. In December of 2002, Mr. Swartz was promoted to Managing Director
       and Chief Operating Officer of IAS.  Mr. Swartz received his degree in Business Administration from the University of New
Hampshire.

Mr. Jeffrey D. Hahn, Chief Financial Officer of Demeter, was named a Director of Demeter.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of June 30, 1995, is incorporated
by reference to Exhibit 3.01 of the Partnership?s
Registration Statement on Form S-1 (File No. 33-90360).
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter and MSFCM, dated as of August 31,
1995, is incorporated by reference to Exhibit 10.02 of
the Partnership?s Registration Statement on Form S-1
(File No. 33-90360).
10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May
19, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-23577) filed
with the Securities and Exchange Commission on November
13, 2001.
10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
23577) filed with the Securities and Exchange Commission
on November 13, 2001.
10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13,
2001.

10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated- 32 -by
reference 	to Exhibit 10.05 of the Partnership?s Form 8-
K (File No. 0-23577) filed with the Securities and
Exchange Commission on November 13, 2001.
10.06	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13, 2001.
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

(B)	Reports on Form 8-K ? None.

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




                        Dean Witter Diversified Futures
                         Fund Limited Partnership
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2003            By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Director and Chief Financial Officer





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


1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation
Date?); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant?s ability to record, process, summarize and report
       financial data and have identified for the
registrant?s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and

6.	The registrant?s other certifying officers and I have indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   May 15, 2003             /s/Jeffrey A. Rothman
                                    Jeffrey A. Rothman
                                    President, Demeter Management
                                    Corporation, general partner
                                    of the registrant
       CERTIFICATIONS


I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:


1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant?s other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant?s disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the ?Evaluation
Date?); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant?s other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant?s ability to record, process, summarize and report financial data and have identified for the registrant?s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal controls; and

6.	The registrant?s other certifying officers and I have indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   May 15, 2003            /s/Jeffrey D. Hahn
                                   Jeffrey D. Hahn
                                   Chief Financial Officer,
                                   Demeter Management Corporation,
                                   general partner of the
                                   registrant

EXHIBIT 99.01





CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Diversified Futures Fund Limited Partnership (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:	President

Date:		May 15, 2003

EXHIBIT 99.02






CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Diversified Futures Fund Limited Partnership (the ?Partnership?) on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:	  /s/Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title	:	Chief Financial Officer

Date:		May 15, 2003