Form 10-Q
period 2004-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2004-05-10
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

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


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X
       <table>
	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2004
		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................19-31

Item 4.	Controls and Procedures................................31


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................32

Item 5.	Other Information...................................32-33

Item 6.	Exhibits and Reports on Form 8-K....................34-35


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF FINANCIAL CONDITION
			March 31,	December 31,
			        2004        	        2003
			$	$
			(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	72,167,302	70,449,140

	Net unrealized gain on open contracts (MS&Co.)	1,506,090	991,709
	Net unrealized gain on open contracts (MSIL)	     799,300	     1,522,154

	Total net unrealized gain on open contracts	  2,305,390	     2,513,863

		Total Trading Equity	74,472,692	72,963,003

Interest receivable (Morgan Stanley DW)	       47,899	          40,362

		Total Assets	 74,520,591	   73,003,365

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	779,440	854,826
Accrued management fees (MSFCM)	191,644	179,148
Administrative expenses payable	    158,584	        181,340

		Total Liabilities	  1,129,668	     1,215,314

Partners' Capital

Limited Partners (51,507.208 and
	52,693.330 Units, respectively)	72,555,253	70,988,827
General Partner (593.245  Units)	     835,670	        799,224

		Total Partners' Capital	 73,390,923	   71,788,051

		Total Liabilities and Partners' Capital	 74,520,591	   73,003,365


NET ASSET VALUE PER UNIT	     1,408.64	       1,347.21

	The accompanying notes are an integral part of these financial statements.


	       <table> DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)





				     For the Quarters Ended March 31,

				         2004        	        2003
				$	$
REVENUES
	Trading profit (loss):
		Realized	4,774,119	22,587,546
		Net change in unrealized	    (208,473)	    (8,244,393)

			Total Trading Results 	4,565,646	14,343,153

	Interest income (Morgan Stanley DW)	     129,419	       238,579

			Total	   4,695,065	  14,581,732


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	789,357	1,342,493
	Management fees (MSFCM)	552,581	761,161
	Administrative expenses	37,000	            56,000
	Transaction fees and costs	35,360	             51,904
	Incentive fees (MSFCM)	            -  	    1,166,119

			Total	   1,414,298	    3,377,677


NET INCOME 	   3,280,767	  11,204,055


NET INCOME ALLOCATION

	Limited Partners	3,244,321	10,889,846
	General Partner	36,446	314,209


NET INCOME PER UNIT

	Limited Partners	61.43	187.11
	General Partner	61.43	187.11


	The accompanying notes are an integral part of these financial statements. </table>
       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Quarters Ended March 31, 2004 and 2003
(Unaudited)




				Units of
				Partnership	Limited	General
				     Interest     	    Partners    	     Partner     	      Total
					$	$	$

Partners' Capital,
December 31, 2002	59,414.246	88,266,372	2,567,325	90,833,697

Net Income                                                              -    	     	10,889,846	314,209	11,204,055

Redemptions	   (2,554.943)	       (2,646,357)       (1,825,000) 	(4,471,357)

Partners' Capital,
March 31, 2003	    56,859.303	   96,509,861	     1,056,534	   97,566,395





Partners' Capital,
December 31, 2003	53,286.575	70,988,827	799,224 	71,788,051

Net Income                                                              -    	     	3,244,321	36,446	3,280,767

Redemptions	    (1,186.122)    	  (1,677,895)	          -   		(1,677,895)

Partners' Capital,
March 31, 2004	    52,100.453	   72,555,253	     835,670	   73,390,923











The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CASH FLOWS
(Unaudited)





				     For the Quarters Ended March 31,

				        2004        	        2003
				$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	3,280,767	11,204,055
Noncash item included in net  income :
	Net change in unrealized	208,473	8,244,393

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)    	(7,537) 	(15,458)

Increase (decrease) in operating liabilities:
	Accrued management fees (MSFCM)  	12,496	63,878
	Administrative expenses payable	(22,756)          	           442
     Accrued incentive fees (MSFCM)	            -     	    1,132,691

Net cash provided by operating activities	  3,471,443	  20,630,001


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(75,386)	 2,131,202
Redemptions of Units	  (1,677,895)	   (4,471,357)

Net cash used for financing activities	  (1,753,281)	   (2,340,155)

Net increase in cash	1,718,162	18,289,846

Balance at beginning of period	  70,449,140	  83,241,952

Balance at end of period	  72,167,302	 101,531,798





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

                    Net Unrealized Gains (Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded     Traded
                     $           $             $

Mar. 31, 2004     3,901,933	(1,596,543)	 2,305,390	 Dec. 2005	  Jun. 2004
Dec. 31, 2003     2,257,994      255,869   2,513,863   Mar. 2004    Mar. 2004

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

Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $76,069,235 and $72,707,134 at March 31, 2004 and December 31,
2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.



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

The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.
       There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commission expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $4,695,065 and expenses totaling $1,414,298, resulting in net income of $3,280,767 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit increased from $1,347.21 at December 31, 2003 to $1,408.64 at March 31, 2004.

The most significant trading gains of approximately 5.4% were generated in the global interest rate markets from long positions in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe haven buying following the terrorist attack in Madrid. Additional gains of approximately 3.1% were recorded in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during the quarter. Elsewhere in the agricultural markets gains were experienced from short cotton futures positions, primarily during March, as prices trended lower due to rising supply and technically-based selling. In the metals markets, gains of approximately 1.9% were recorded throughout the quarter from long futures positions in copper and aluminum as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar.
       Smaller gains of approximately 0.5% were experienced in the energy markets, primarily during February, from long futures positions in crude oil as low market supply, falling inventory levels and production-cut announcements from OPEC caused prices to increase. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 5.8% in the currency sector from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. During February, losses were recorded from long positions in the Japanese yen against the U.S. dollar as the value of the yen reversed sharply lower after the elevation of Japan's national security alert and market intervention by the Bank of Japan, which performed U.S. dollar buybacks after the release of economic data demonstrating Japan's improving Gross Domestic Product. Long positions in the Singapore dollar versus the U.S. dollar recorded losses as the value of the Singapore dollar weakened in tandem with the value of the yen. Further losses were incurred during March from newly established short positions in the Japanese yen against the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Short positions in the Singapore dollar experienced losses during March as its value again moved in sympathy with the yen. Elsewhere in the currency markets, losses were recorded, primarily in March, from positions in the euro against the Japanese yen as the euro experienced significant short-term price volatility.

       For the Quarter ended March 31, 2003
The Partnership recorded revenues including interest income totaling $14,581,732 and expenses totaling $3,377,677, resulting in net income of $11,204,055 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $1,528.82 at December 31, 2002 to $1,715.93 at March 31, 2003.

The most significant trading gains of approximately 8.8% were recorded in the energy markets, primarily during January and February, from long positions in natural gas futures as prices trended higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains were recorded from long positions in crude oil futures as prices increased amid the looming threat of military action against Iraq and an overall decline in inventories. Gains of approximately 4.6% were recorded in the currency markets, primarily during January and February, from long positions in the euro versus the British pound, as the pound's value declined due to weak economic data out of the U.K. and an interest rate cut by the Bank of England. Additional gains stemmed from long positions in the Australian dollar and South African rand versus the U.S. dollar as the value of these currencies increased on the heels of higher commodity prices. Gains of approximately 2.5% were recorded in the global interest rate markets from long positions in Japanese and German interest rate futures as prices trended higher amid continued uncertainly in the global equity markets and ongoing demand from investors seeking the safe haven of fixed income
       investments.  A portion of the Partnership's gains was offset by losses of approximately 1.0% in the agricultural markets from long positions in soybean futures as prices reversed in January amid news of increased supply. Elsewhere in the agricultural markets, losses were recorded from short positions in coffee futures as prices reversed higher in early January amid a decrease in Colombian exports.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Introduction

The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of Value at Risk
       ("VaR").  The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100.
VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments. They are also not based on
exchange and/or dealer-based maintenance margin requirements.
VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $73 million and $98 million, respectively.

Primary Market            March 31, 2004      March 31, 2003
Risk Category             Value at Risk       Value at Risk

Currency                       (2.14)%	(1.57)%
Interest Rate                  (2.08)            (1.39)
Equity                          (0.15)               -
Commodity                      (4.43)            (1.76)
Aggregate Value at Risk        (5.69)% 	(2.88)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the
Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category        High       Low      Average
Currency 						(2.79)%	(0.81)%	  (1.93)%

Interest Rate                      (2.08)	(0.09)	  (1.27)

Equity                             (0.64)	   -		  (0.29)

Commodity                          (4.43)	(1.92)	  (2.59)

Aggregate Value at Risk	          (5.69)%	(2.94)%	  (3.80)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 94% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to the euro, Japanese yen and British pound currency crosses, as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

       Interest Rate.	  The second largest market exposure at
March 31, 2004 was to the global interest rate complex. Exposure was primarily to the European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at March 31, 2004 was to equity price risk in the G-7 countries.
The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposure was to the Nikkei (Japan)
       stock index.  The Partnership is primarily exposed to the risk of adverse price trends or static markets in the Japanese and U.S. stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At March 31, 2004 the Partnership's energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	  The Partnership's metals exposure at March 31, 2004
was to fluctuations in the price of base metals, such as copper, aluminum, nickel and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Manager, from time to time, takes positions as market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At March 31, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balance at March 31, 2004 was in British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Manager, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Manager daily. In addition, the Trading Manager establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Ms. Louise M. Wasso-Jonikas, age 50, will become a Director of Demeter once she has registered with the National Futures Association as an associated person, which registration is currently pending. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and Director of Alternative Investments for the Individual Investor Group (IIG) of Morgan Stanley. Ms. Wasso-Jonikas rejoined Morgan Stanley in 1999. Ms. Wasso-Jonikas was Co-Founder and President/Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad
       serving their broad investment and custody needs. Ms.
Wasso-Jonikas also worked as an Equity Block Trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas' focus is on developing a robust external manager platform utilizing alternative managers for IIG clients, as well as overseeing some of the firm's largest client relationships. Ms. Wasso-Jonikas holds a BA in Economics from Mount Holyoke College and an MBA in Finance from the University of Chicago Graduate School of Business.


















       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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




                        Dean Witter Diversified Futures
                         Fund Limited Partnership
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 10, 2004            By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.