Form 10-Q
period 2004-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2004-08-13
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2004
		(Unaudited) and December 31, 2003..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited).........................3

		Statements of Operations for the Six Months
		Ended June 30, 2004 and 2003 (Unaudited)...................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2004 and 2003 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................24-35

Item 4.	Controls and Procedures................................36


PART II. OTHER INFORMATION

Item 5.	Other Information...................................37-38

Item 6.	Exhibits and Reports on Form 8-K....................39-40


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF FINANCIAL CONDITION
			June 30,	December 31,
			        2004        	        2003
			$	$
			(Unaudited)
ASSETS
<s:>		<c>	<c>
Equity in futures interests trading accounts:
	Cash	63,448,067	70,449,140

	Net unrealized gain (loss) on open contracts (MSIL)	(317,130)	1,522,154
	Net unrealized gain (loss) on open contracts (MS&Co.)	   (5,901,177)	       991,709

		Total net unrealized gain (loss) on open contracts	   (6,218,307)	     2,513,863

		Total Trading Equity	57,229,760	72,963,003

Interest receivable (Morgan Stanley DW)	         38,623	          40,362

		Total Assets	   57,268,383	   73,003,365

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	522,380	854,826
Administrative expenses payable	186,753	181,340
Accrued management fees (MSFCM)	      156,068	        179,148

		Total Liabilities	       865,201	     1,215,314

Partners' Capital

Limited Partners (50,310.868 and
	52,693.330 Units, respectively)	55,745,850	70,988,827
General Partner (593.245  Units)	        657,332	        799,224

		Total Partners' Capital	    56,403,182	   71,788,051

		Total Liabilities and Partners' Capital	   57,268,383	   73,003,365


NET ASSET VALUE PER UNIT	        1,108.03	       1,347.21


	The accompanying notes are an integral part of these financial statements.


	       <table> DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)





				     For the Quarters Ended June 30,

				         2004        	        2003
				$	$
REVENUES
	Trading loss:
		Realized	(5,597,827)	(3,498,006)
		Net change in unrealized	    (8,523,697)	    (1,702,476)

			Total Trading Results 	(14,121,524)	(5,200,482)

	Interest income (Morgan Stanley DW)	        122,152	       227,388

			Total	   (13,999,372)	  (4,973,094)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	973,390	1,379,869
	Management fees (MSFCM)	504,619	754,105
	Transaction fees and costs	45,822	            66,803
	Administrative expenses	42,000	             48,000
	Incentive fee (MSFCM)	                                 -   	        13,123

			Total	      1,565,831	    2,261,900


NET LOSS 	   (15,565,203)	   (7,234,994)


NET LOSS ALLOCATION

	Limited Partners	(15,386,865)	(7,159,060)
	General Partner	(178,338)	(75,934)


NET LOSS PER UNIT

	Limited Partners	(300.61)	(130.41)
	General Partner	(300.61)	(130.41)


	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)





				     For the Six Months Ended June 30,

				         2004        	        2003
				$	$
REVENUES
	Trading profit (loss):
		Realized	(823,708)	19,089,540
		Net change in unrealized	   (8,732,170)	    (9,946,869)

			Total Trading Results 	(9,555,878)	9,142,671

	Interest income (Morgan Stanley DW)	       251,571	       465,967

			Total	    (9,304,307)	   9,608,638


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,762,747	2,722,362
	Management fees (MSFCM)	1,057,200	1,515,266
	Transaction fees and costs	81,182	        118,707
	Administrative expenses	79,000	             104,000
	Incentive fee (MSFCM)	                                 -   	       1,179,242

			Total	        2,980,129	    5,639,577


NET INCOME (LOSS)	        (12,284,436)	    3,969,061


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(12,142,544)	3,730,786
	General Partner	(141,892)	238,275


NET INCOME (LOSS) PER UNIT

	Limited Partners	(239.18)	56.70
	General Partner	(239.18)	56.70


	The accompanying notes are an integral part
</table>	of these financial statements.
       <table> DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)




				Units of
				Partnership	Limited	General
				     Interest     	    Partners    	     Partner     	      Total
					$	$	$

Partners' Capital,
December 31, 2002	59,414.246	88,266,372	2,567,325	90,833,697

Net Income                                                              -    	     	3,730,786	238,275	3,969,061

Redemptions	   (3,583.189)	       (4,416,707)       (1,865,000) 	(6,281,707)

Partners' Capital,
June 30, 2003	    55,831.057	   87,580,451	      940,600	 88,521,051





Partners' Capital,
December 31, 2003	53,286.575	70,988,827	799,224 	71,788,051

Net Loss                                                                     -    	     	(12,142,544)	(141,892)	(12,284,436)

Redemptions	   (2,382.462)	       (3,100,433)     	    -   	(3,100,433)

Partners' Capital,
June 30, 2004	    50,904.113	   55,745,850	      657,332	 56,403,182











The accompanying notes are an integral part of these financial statements.



       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CASH FLOWS
(Unaudited)





				     For the Six Months Ended June 30,

				        2004        	        2003
				$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(12,284,436)	3,969,061
Noncash item included in net income (loss) :
	Net change in unrealized	8,732,170	9,946,869

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)    	1,739 	(1,083)

Increase (decrease) in operating liabilities:
	Administrative expenses payable  	5,413	(932)
	Accrued management fees (MSFCM)	      (23,080)          	         41,636

Net cash provided by (used for) operating activities	  (3,568,194)	  13,955,551


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(332,446)	 (329,498)
Redemptions of Units	   (3,100,433)	   (6,281,707)

Net cash used for financing activities	     (3,432,879)	   (6,611,205)

Net increase (decrease) in cash	(7,001,073)	7,344,346

Balance at beginning of period	   70,449,140	  83,241,952

Balance at end of period	   63,448,067	  90,586,298






	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). The trading manager is Morgan Stanley Futures & Currency Management Inc. ("MSFCM" or the "Trading Manager"). Demeter,
       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley DW, MS & Co., MSIL, and MSFCM are wholly-owned subsidiaries of Morgan Stanley.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW. Management fees and incentive fees, if any, incurred by the Partnership are paid to MSFCM.

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

                    Net Unrealized Gains (Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                     $           $             $

Jun. 30, 2004    (1,397,921)	(4,820,386)	(6,218,307)	 Mar. 2006	  Sep. 2004
Dec. 31, 2003     2,257,994      255,869   2,513,863   Mar. 2004    Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and forward contracts, are required, pursuant to regulations of
       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $62,050,146 and $72,707,134 at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.



       Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co., and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Manager, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

       The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commission expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $13,999,372 and expenses totaling $1,565,831, resulting in a net loss of $15,565,203 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $1,408.64 at March 31, 2004 to $1,108.03 at June 30, 2004.

The most significant trading losses of approximately 9.6% were generated in the currency markets from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. These losses were experienced throughout the quarter from both long and short positions in the Japanese yen relative to the dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant "whipsawing" throughout the quarter in tandem with
the Japanese yen.   Elsewhere in the currency markets, losses
were recorded primarily during May and June from positions in the euro relative to the British pound. During May, losses were recorded from long positions in the euro versus the pound as the value of the euro moved lower against the pound following the
       Bank of England's decision to raise interest rates.
Further losses were recorded during June as the value of the euro experienced short-term volatile price movement against most major currencies. In the global interest rate futures markets, losses of approximately 6.0% were recorded during April from long European, Japanese, and Australian interest rate futures positions as prices tumbled following the release of stronger-than-expected U.S. jobs data. Losses continued in May from short positions in Japanese interest rate futures as prices were pushed higher by the Bank of Japan's decision to maintain current interest rate levels and strong results from an auction of Japanese Government bonds. Smaller losses were experienced during June from short positions in European interest rate futures as prices increased due to weaker-than-expected economic reports and diminished expectations for the U.S. Federal Reserve to maintain an aggressive policy towards tightening interest rates. In the metals markets, losses of approximately 2.5% were recorded during April from long futures positions in gold and copper as both precious and base metals prices weakened due to the strength in the U.S. dollar. Smaller losses were incurred during May from short positions in aluminum futures as prices increased due to a weaker U.S. dollar and news of strong demand from Asia. Within the energy markets, losses of approximately 2.3% were recorded during April and June from long positions in natural gas futures as prices reversed sharply lower due to news of increased supply. In the agricultural sector, losses of approximately 1.1% were incurred, primarily during May, from
       short positions in coffee futures as prices strengthened due to technically-based buying and reports of cold temperatures in the growing regions of Brazil. Additional losses were incurred from newly established long coffee positions during June as prices reversed lower due to larger crop expectations.

The Partnership recorded losses net of interest income totaling $9,304,307 and expenses totaling $2,980,129, resulting in a net loss of $12,284,436 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $1,347.21 at December 31, 2003 to $1,108.03 at June 30, 2004.

The most significant trading losses of approximately 14.9% were recorded in the currency markets from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding Japanese economic recovery, uncertainty regarding an intervention by Bank of Japan in the currency markets, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant "whipsawing" throughout the year in tandem with the Japanese yen. This price volatility in the
       Japanese yen also resulted in losses from crossrate
positions in the euro versus the Japanese yen as the yen experienced volatile price movement against most major currencies for the aforementioned reasons. Elsewhere in the currency markets, losses were experienced during May and June from positions in the euro versus the British pound. During May, losses were recorded from long positions in the euro versus the British pound as the value of the euro moved lower against the pound following the Bank of England's decision to raise interest rates. Further losses were recorded during June as the value of the euro experienced short-term volatile price movement against most major currencies. Within the energy markets, losses of approximately 1.8% were recorded during April and June from long positions in natural gas futures as prices reversed sharply lower due to news of increased supply. Additional losses of approximately 1.0% were incurred in the global interest rate futures markets from long positions in Japanese and Australian interest rate futures during April as global bond prices reversed lower following the release of stronger-than-expected U.S. jobs data. Additional losses were recorded during May from newly established short positions in Japanese interest rate futures as prices were pushed higher by the Bank of Japan's decision to maintain current interest rate levels and strong results from an auction of Japanese Government bonds. Within the metals markets, losses of approximately 0.6% were experienced, primarily during April, from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. A
       portion of the Partnership's overall losses was offset by gains of approximately 2.0% recorded in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during January and March. Elsewhere in the agricultural markets, gains were experienced from short cotton futures positions, primarily during March, as prices trended lower due to rising supply and technically-based selling.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded losses net of interest income totaling
$4,973,094 and expenses totaling $2,261,900, resulting in a net loss of $7,234,994 for the quarter ended June 30, 2003. The
Partnership's net asset value per Unit decreased from $1,715.93 at March 31, 2003 to $1,585.52 at June 30, 2003.

The most significant trading losses of approximately 5.0% were recorded in the metals markets during April and May from short positions in aluminum, nickel, and copper futures as prices reversed higher amid renewed optimism concerning future growth in industrial demand and a rebound in U.S. equity prices. During June, losses in this sector resulted from long positions in aluminum futures as prices declined in anticipation of an interest rate cut by the U.S. Federal Reserve. Additional losses of approximately 1.7% were recorded in the energy markets from long positions in natural gas futures as prices reversed sharply lower following news of larger-than-expected U.S. reserves. Smaller
       losses of approximately 1.1% were recorded in the
agricultural markets during May from short positions in corn futures as prices moved higher amid concerns of weather related crop damage in the U.S. midwest. A portion of the Partnership's overall losses was offset by gains of approximately 0.9% in the currency markets primarily during April and May from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency strengthened amid significant interest rate differentials, uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Elsewhere in the currency markets, gains were recorded from long positions in the euro versus the Japanese yen and the British pound as the value of the euro continued to trend higher following the decision by the European Central Bank to leave interest rates unchanged. Additional gains of approximately 0.9% in the global stock index markets were recorded during May and June from long positions in S&P 500 Index futures as equity prices rallied in response to renewed expectations for a U.S. interest rate cut and the release of positive economic data.

The Partnership recorded revenues including interest income totaling $9,608,638 and expenses totaling $5,639,577, resulting in net income of $3,969,061 for the six months ended June 30, 2003.
The Partnership's net asset value per Unit increased from $1,528.82 at December 31, 2002 to $1,585.52 at June 30, 2003.

       Trading gains of approximately 7.0% were recorded in the energy markets, primarily during January and February from long positions in natural gas futures as prices trended higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains were recorded from long positions in crude oil futures as prices increased amid the looming threat of military action against Iraq and an overall decline in inventories. In the currency markets, gains of approximately 5.5% were produced from short positions in the British pound versus the euro as the value of the pound decreased due to weak economic data out of the U.K and an interest rate cut by the Bank of England. Additional gains were recorded from long positions in the Australian dollar versus the U.S. dollar as the value of the Australian currency increased on the heels of higher commodity prices. During May, gains resulted from long positions in the euro versus the Japanese yen as the value of the euro continued to trend higher following the European Central Bank's decision to leave interest rates unchanged. Gains of approximately 2.5% were established in the global interest rate markets from long positions in European and U.S. interest rate futures as prices continued to trend higher amid continued uncertainty in the global equity markets, investor demand for fixed income investments, and speculation of an interest rate cut by the U.S. Federal Reserve. In the global stock index markets, gains of approximately 1.0% resulted from long positions in S&P 500 Index futures as equity prices rallied during May and June in
       response to the prospect of lower interest rates, the release of positive economic data, and renewed expectations for a U.S. interest rate cut. A portion of the Partnership's overall gains was offset by losses of approximately 4.9% recorded in the metals markets, primarily during May and June, from short positions in aluminum, copper, and nickel futures resulted in losses as prices reversed higher, buoyed by a rebound in U.S. equity prices and hopes for increased industrial demand. In the agricultural markets, losses of approximately 2.1% were experienced during May from short positions in corn futures as prices moved higher early in the month amid concerns of weather related crop damage in the U.S. midwest.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The futures and forwards traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and forward contracts are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $56 million and $89 million, respectively.

Primary Market            June 30, 2004       June 30, 2003
Risk Category             Value at Risk       Value at Risk

Interest Rate                (2.15)%       	(2.07)%
Currency                     (1.33)	              (0.81)
Equity                          -	                 (0.37)
Commodity            	       (0.64)              (1.92)
Aggregate Value at Risk      (2.44)%             (2.94)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.
Primary Market Risk Category        High       Low      Average
Interest Rate					(2.15)%	 (0.09)%	 (1.29)%

Currency						(2.79)	 (1.33)	 (2.06)

Equity                             	(0.64)	   -		 (0.20)

Commodity                          (4.43)	 (0.64)	 (2.27)

Aggregate Value at Risk	          	(5.69)%	 (2.44)%	 (3.67)%



Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;

?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

       The Partnership also maintains a substantial portion
(approximately 102% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's
       risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.	  The Partnership's primary market exposure at June
30, 2004 was to the global interest rate futures sector.
Exposure was primarily spread across the Japanese, European, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability.
The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Commodity.
Metals.	  The Partnership's metals exposure at June 30, 2004
was to fluctuations in the price of base metals, such as copper, aluminum, zinc, and nickel. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Manager, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, cocoa and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balance at June 30, 2004 was in the Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them
       back into U.S. dollars upon liquidation of their
respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
(a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

(b)	There have been no significant changes during the period
covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at
       Morgan Stanley and currently serves as Director of Client
Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.


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




                        Dean Witter Diversified Futures
                         Fund Limited Partnership
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 16, 2004         By:/s/Kevin Perry
                              Kevin Perry
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.