Form 10-Q
period 2005-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2005-05-12
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	March 31, 2005




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2005
		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)..................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2005 and 2004 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21-33

Item 4.	Controls and Procedures................................34


PART II. OTHER INFORMATION

Item 5.	Other Information......................................35

Item 6.	Exhibits............................................35-37


       <table>
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF FINANCIAL CONDITION

		<caption>	March 31,	December 31,
			        2005        	        2004
			$	$
			(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	55,055,434	58,722,547

     Net unrealized gain (loss) on open contracts (MSIL)	     183,600	       (89,308)
     Net unrealized gain (loss) on open contracts (MS&Co.)	(3,973,968)	    3,757,321

		Total net unrealized gain (loss) on open contracts	   (3,790,368)	    3,668,013

		Total Trading Equity	51,265,066	62,390,560

Interest receivable (Morgan Stanley DW)	90,347	76,829
Due from Morgan Stanley DW	          ?        	          1,576

		Total Assets	  51,355,413	  62,468,965

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	579,945	853,347
Administrative expenses payable	166,192	144,170
Accrued management fees (MSFCM)	     132,963	        150,154

		Total Liabilities	     879,100	     1,147,671

Partners? Capital

Limited Partners (45,378.981 and
	47,106.936 Units, respectively)	49,824,945	60,558,644
General Partner (593.245 Units)	      651,368	        762,650

		Total Partners? Capital	   50,476,313	   61,321,294

		Total Liabilities and Partners? Capital	  51,355,413	   62,468,965


NET ASSET VALUE PER UNIT	       1,097.97	       1,285.56

	The accompanying notes are an integral part of these financial statements.


	       <table> DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)



  	                                                                                        For the Quarters Ended March 31,


                                                                         		        2005    	    2004
                                                                               	                    $		     $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	                    242,730			        129,419

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		682,145	789,357
	Management fees (MSFCM)	      	    426,402	  552,581
	Administrative expenses		36,000	37,000
	Transaction fees and costs		        35,813	         35,360

		  Total Expenses		 1,180,360	    1,414,298


NET INVESTMENT LOSS	    (937,630)	   (1,284,879)


TRADING RESULTS
Trading profit (loss):
	Realized		(480,839) 	4,774,119
	Net change in unrealized		   (7,458,381)	       (208,473)

               Total Trading Results		    (7,939,220)	              4,565,646

NET INCOME (LOSS)  	    (8,876,850)	        3,280,767


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		   (8,765,568)          	   3,244,321
	General Partner                                                  		      (111,282)          	        36,446

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		               (187.59)	 61.43
	General Partner                                                   		               (187.59)	 61.43






	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2005 and 2004
(Unaudited)




				Units of
				Partnership	Limited	General
				     Interest     	    Partners    	     Partner     	      Total
					$	$	$

Partners? Capital,
December 31, 2003	53,286.575	70,988,827	799,224 	71,788,051

Net Income                                                              ?    	             3,244,321	36,446	 3,280,767

Redemptions	   (1,186.122)	       (1,677,895)     	          ?        	(1,677,895)

Partners? Capital,
March 31, 2004	    52,100.453	   72,555,253	      835,670	 73,390,923





Partners? Capital,
December 31, 2004	47,700.181	60,558,644	762,650 	61,321,294

Net Loss                                                                   ?    	           (8,765,568)	(111,282)	(8,876,850)

Redemptions	   (1,727.955)	       (1,968,131)     	          ?        	(1,968,131)

Partners? Capital,
March 31, 2005	    45,972.226	   49,824,945	      651,368	 50,476,313













The accompanying notes are an integral part of these financial statements.

       <table>  	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CASH FLOWS
(Unaudited)





				     For the Quarters Ended March 31,

				        2005        	        2004
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(8,876,850)	3,280,767
Noncash item included in net income (loss):
	Net change in unrealized	7,458,381	208,473

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)    	 (13,518)	(7,537)
	Due from Morgan Stanley DW    	 1,576	?

Increase (decrease) in operating liabilities:
	Administrative expenses payable	                  22,022	         (22,756)
	Accrued management fees (MSFCM)  	        (17,191)	          12,496

Net cash provided by (used for) operating activities	   (1,425,580)	      3,471,443


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	    (2,241,533)	   (1,753,281)

Cash used for financing activities	   (2,241,533)	   (1,753,281)

Net increase (decrease) in cash	(3,667,113)	1,718,162

Balance at beginning of period	    58,722,547	  70,449,140

Balance at end of period	   55,055,434	  72,167,302






	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Diversified Futures Fund Limited Partnership (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Dean Witter Diversified Futures Fund Limited Partnership is a Delaware limited partnership organized in 1987 to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.

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

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW. Management fees and incentive fees (if any) incurred by the Partnership are paid to MSFCM.

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

                    Net Unrealized Gains (Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                     $           $             $

Mar. 31, 2005    1,251,874   (5,042,242) (3,790,368)	 Dec. 2006	  Jun. 2005
Dec. 31, 2004    1,648,836	2,019,177	3,668,013	 Sep. 2005    Mar. 2005
       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $56,307,308 and $60,371,383 at March 31, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any

       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures and forwards in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.


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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commission expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(7,696,490) and expenses totaling $1,180,360, resulting in a net loss of $8,876,850 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $1,285.56 at December 31, 2004 to $1,097.97 at March 31,
2005.

The most significant losses of approximately 15.4% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved
       in a trendless pattern amid speculation that China would revalue its currency, negative comments by Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and U.S. dependence on foreign investment, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. Additional losses of approximately 1.7% were recorded in the global interest rate futures markets, primarily during March, from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would continue to maintain a low-interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. Smaller losses of approximately 0.3% were recorded in the global stock index futures markets, primarily during January and March, from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved lower due to weakness in the technology sector and fears that higher energy prices will restrict the economic growth of the region. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.9%
       in the energy markets during March from long futures
positions in natural gas as prices moved higher in tandem with rising crude oil prices. Within the crude oil markets, gains were recorded from long futures positions in February and March as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could
reach $105 a barrel.   Smaller gains of approximately 0.2% were
recorded in the metals markets during February and March from long positions in copper and aluminum as prices increased due news of continued strong demand from the developing economies of Asia.


For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $4,695,065 and expenses totaling $1,414,298, resulting in net income of $3,280,767 for the quarter ended March 31, 2004. The Partnership?s net asset value per Unit increased from $1,347.21 at December 31, 2003 to $1,408.64 at March 31,
2004.

The most significant trading gains of approximately 5.4% were generated in the global interest rate markets from long positions in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve,
       reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe-haven buying following the terrorist attack in Madrid. Additional gains of approximately 3.1% were recorded in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during the quarter. Elsewhere in the agricultural markets gains were experienced from short cotton futures positions, primarily during March, as prices trended lower due to rising supply and technically-based selling. In the metals markets, gains of approximately 1.9% were recorded throughout the quarter from long futures positions in copper and aluminum as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar. Smaller gains of approximately 0.5% were experienced in the energy markets, primarily during February, from long futures positions in crude oil as low market supply, falling inventory levels and production-cut announcements from OPEC caused prices to increase. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 5.8% in the currency sector from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. During February, losses were recorded from long positions in the Japanese yen against the U.S. dollar as the value of the yen reversed sharply lower after the elevation of Japan?s national security alert and market intervention by the Bank of Japan, which performed U.S. dollar buybacks after the release of economic data
       demonstrating Japan?s improving Gross Domestic Product.
Long positions in the Singapore dollar versus the U.S. dollar recorded losses as the value of the Singapore dollar weakened in tandem with the value of the yen. Further losses were incurred during March from newly established short positions in the Japanese yen against the U.S. dollar as the yen reversed higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Short positions in the Singapore dollar experienced losses during March as its value again moved in sympathy with the yen. Elsewhere in the currency markets, losses were recorded, primarily in March, from positions in the euro against the Japanese yen as the euro experienced significant short-term price volatility.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $50 million and $73 million, respectively.

Primary Market           March 31, 2005        March 31, 2004
Risk Category	  	     Value at Risk          Value at Risk

Equity					(2.80)%	   	   	  (0.15)%

Interest Rate				(1.69)			  (2.08)

Currency		  		     (1.16)			  (2.14)

Commodity		  			(4.54)			  (4.43)

Aggregate Value at Risk		(6.62)%	    		  (5.69)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures and forwards, the composition of its trading portfolio
       can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High       Low      Average
Equity						(2.80)%	   -  %	 (1.21)%

Interest Rate					(2.15)	(0.61)	 (1.57)

Currency						(2.30)	(1.04)	 (1.46)

Commodity  					(4.54)	(0.31)	 (2.01)

Aggregate Value at Risk			(6.62)%	(2.44)%	 (3.93)%



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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.
Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 100% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are
       statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at March 31, 2005 was to equity price risk in the G-7 countries. The G-7
       countries consist of France, the U.S., Britain, Germany,
Japan, Italy and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the DAX (Germany), S&P 500 (U.S.), Hang Seng (China), and SPI 200 (Australia) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate.	  The second largest market exposure of the
Partnership at March 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S., European, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries will remain the primary interest rate exposure of the Partnership for
       the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2005, the Partnership?s major exposures were to the euro, British pound, and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At March 31, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and natural gas. Price movements in these markets result from
       geopolitical developments, particularly in the Middle
East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, corn, soybeans, and coffee markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	  At March 31, 2005, the Partnership?s had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, nickel, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

       Qualitative Disclosures Regarding Non-Trading Risk
Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:


Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in the British pounds, euros, Australian dollars, Hong Kong dollars, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Manager.



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

(b)	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.



       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS
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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      Dean Witter Diversified Futures
                       Fund Limited Partnership
                       (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 16, 2005          By:/s/Kevin Perry
                            Kevin Perry
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





























DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)