Form 10-Q
period 2005-06-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2005-08-12
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	June 30, 2005




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2005
		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2005 and 2004
		(Unaudited) ...............................................4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2005 and 2004 (Unaudited)...................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................27-39

Item 4.	Controls and Procedures................................39


PART II. OTHER INFORMATION

Item 5.	Other Information......................................40

Item 6.	Exhibits............................................40-41


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF FINANCIAL CONDITION
			June 30,	December 31,
			        2005        	        2004
			$	$
			(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	45,426,486	58,722,547

     Net unrealized gain on open contracts (MS&Co.)	2,586,530	    3,757,321
     Net unrealized loss on open contracts (MSIL)	     (165,971)     	       (89,308)

		Total net unrealized gain on open contracts	   2,420,559	    3,668,013

		Total Trading Equity	47,847,045	62,390,560

Interest receivable (Morgan Stanley DW)	85,474	76,829
Due from Morgan Stanley DW	              ?   	          1,576

		Total Assets	  47,932,519	  62,468,965

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	409,028	853,347
Administrative expenses payable	139,813	144,170
Accrued management fees (VK Capital)	     117,959	        150,154

		Total Liabilities	     666,800	     1,147,671

Partners? Capital

Limited Partners (43,686.332 and
	47,106.936 Units, respectively)	46,632,466	60,558,644
General Partner (593.245 Units)	      633,253	        762,650

		Total Partners? Capital	   47,265,719	   61,321,294

		Total Liabilities and Partners? Capital	   47,932,519	   62,468,965


NET ASSET VALUE PER UNIT	       1,067.44	       1,285.56

	The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)




                             For the Three Months                        	For the Six Months
  	              Ended June 30,                               Ended June 30,


                               2005   	               2004    	        2005   	    2004
                              $	                      $		             $	  $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	      251,174		      122,152	   493,904		       251,571

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	641,360	973,390	1,323,505		1,762,747
	Management fees (VK Capital)	356,633      	    504,619	    783,035		   1,057,200
	Administrative expenses	37,000	42,000	73,000		79,000
	Transaction fees and costs	     36,496	          45,822    	      72,309		        81,182

		   Total Expenses 	  1,071,489	     1,565,831	   2,251,849		    2,980,129

NET INVESTMENT LOSS 	    (820,315)	    (1,443,679)	  (1,757,945)		  (2,728,558)

TRADING RESULTS
Trading profit (loss):
	Realized	(6,849,275) 	(5,597,827)	(7,330,114)		(823,708)
	Net change in unrealized	   6,210,927	   (8,523,697) 	   (1,247,454)		(8,732,170)

	           Total Trading Results	     (638,348)	 (14,121,524)	  (8,577,568)		   (9,555,878)

NET LOSS	  (1,458,663) 	 (15,565,203)	  (10,335,513)		 (12,284,436)

NET LOSS ALLOCATION

	Limited Partners	(1,440,548)	  (15,386,865)	(10,206,116)		(12,142,544)
	General Partner 	(18,115)	(178,338)	(129,397)		(141,892)


NET LOSS PER UNIT

	Limited Partners                                                  	     (30.53)                (300.61)	(218.12)	(239.18)
	General Partner                                                        (30.53)                (300.61)	(218.12)	(239.18)



	The accompanying notes are an integral part of these financial statements.


       <table> DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)




				Units of
				Partnership	Limited	General
				     Interest     	    Partners    	     Partner     	      Total
					$	$	$

Partners? Capital,
December 31, 2003	53,286.575	70,988,827	799,224 	71,788,051

Net Loss                                                                     ?    	     	(12,142,544)	(141,892)	(12,284,436)

Redemptions	   (2,382.462)	       (3,100,433)     	    ?   	(3,100,433)

Partners? Capital,
June 30, 2004	    50,904.113	   55,745,850	      657,332	 56,403,182





Partners? Capital,
December 31, 2004	47,700.181	60,558,644	762,650 	61,321,294

Net Loss                                                                     ?    	     	(10,206,116)	(129,397)	(10,335,513)

Redemptions	   (3,420.604)	       (3,720,062)     	    ?   	(3,720,062)

Partners? Capital,
June 30, 2005	    44,279.577	   46,632,466	      633,253	 47,265,719









The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CASH FLOWS
(Unaudited)





				     For the Six Months Ended June 30,

				        2005        	        2004
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(10,335,513)	(12,284,436)
Noncash item included in net loss:
	Net change in unrealized	1,247,454	8,732,170

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)    	(8,645)	1,739
	Due from Morgan Stanley DW	1,576	?

Increase (decrease) in operating liabilities:
	Administrative expenses payable  	(4,357)	5,413
	Accrued management fees (VK Capital)           (32,195)                         (23,080)

Net cash used for operating activities	   (9,131,680)	  (3,568,194)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	  (4,164,381)	   (3,432,879)

Net cash used for financing activities	  (4,164,381)	     (3,432,879)

Net decrease in cash	(13,296,061)	(7,001,073)

Balance at beginning of period	   58,722,547	   70,449,140

Balance at end of period	   45,426,486	   63,448,067








	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The non-clearing commodity broker is

       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). The trading manager is VK Capital Inc. (?VK Capital? or the ?Trading Manager?). Demeter, Morgan Stanley DW, MS & Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.

Effective April 28, 2005, Morgan Stanley Futures & Currency
Management Inc. changed its name to VK Capital Inc.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a prevailing rate on U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW. Management fees and incentive fees (if any) incurred by the Partnership are paid to VK Capital.

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:








       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                       Net Unrealized Gains
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                     $           $             $

Jun. 30, 2005      642,626	1,777,933	2,420,559	 Mar. 2007	  Sep. 2005
Dec. 31, 2004    1,648,836	2,019,177	3,668,013	 Sep. 2005    Mar. 2005

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

contracts, which funds, in the aggregate, totaled $46,069,112 and $60,371,383 at June 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(387,174) and expenses totaling $1,071,489, resulting in a net loss of $1,458,663 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $1,097.97 at March 31, 2005 to $1,067.44 at June 30, 2005.

The most significant trading losses of approximately 7.1% were recorded within the energy markets during April from long positions in crude oil as prices reversed sharply lower after U.S. government data pointed to greater refinery production and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts. Elsewhere in the energy complex, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Additional losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Smaller losses were experienced from short positions in crude oil futures early in the month as prices increased due to reports of weak supply. In the agricultural markets, losses of approximately 2.8% were recorded from both long and short positions in corn as prices moved without consistent direction throughout the quarter due to conflicting news regarding supply and demand. Elsewhere in the agricultural
       complex, losses were incurred from long positions in
cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Further losses were experienced during June from short positions in cotton as prices finished higher. Smaller losses of approximately 1.4% were recorded in the metals markets, primarily during June from positions in copper futures as prices moved in a choppy manner amid conflicting news regarding supply and demand. Further losses were experienced from both long and short positions in gold futures due to significant volatility in prices resulted in trendless markets. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 5.7% in the global interest rate futures markets during April from long positions in Japanese interest rate futures as prices increased due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices trended higher early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. Finally in June, gains were recorded from
       long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. In the currency markets, gains of approximately 2.0% were recorded during May and June from short positions in the Swedish krona, euro, Swiss franc, and Japanese yen as the value of the U.S. dollar moved steadily higher after China downplayed rumors of a move toward a flexible exchange rate, the rejection of the European Union constitution by French voters, data indicating a slowing in the euro-zone and Japanese economies, and the ninth consecutive quarter-point interest rate hike by the U.S. Federal Reserve. Additional gains of approximately 2.0% were experienced in the global stock index futures markets during May and June from long positions in European equity index futures as prices finished higher on strong U.S. inflation data, strength in the technology sector, and weakness in the euro.

The Partnership recorded total trading results including interest income totaling $(8,083,664) and expenses totaling $2,251,849, resulting in a net loss of $10,335,513 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $1,285.56 at December 31, 2004 to $1,067.44 at June 30, 2005.
The most significant trading losses of approximately 13.7% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would revalue its currency, negative comments by the U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. Additional losses of approximately 4.4% were incurred within the energy markets during January from short positions in crude oil as
       prices moved higher amid speculation that OPEC would move to cut production. Prices were also strengthened by forecasts for cold winter weather in the Northeastern U.S. Then in April, long positions in crude oil resulted in additional losses as prices reversed sharply lower after U.S. government data pointed to greater refinery production and rising supplies. Prices were also pressured lower by the release of slower demand growth forecasts by the International Energy Agency. Elsewhere in the energy complex, losses resulted from long positions in natural gas as prices dropped throughout the month in tandem with crude oil prices. Additional losses in the energy markets were experienced during June from short positions in natural gas futures as prices reversed higher on supply worries after a tropical storm entered the Gulf of Mexico. Smaller losses were experienced from short positions in crude oil futures early in the month as prices increased due to reports of weak supply. Within the agricultural complex, losses of approximately 2.8% were recorded from both long and short positions in corn during March, April, May, and June as prices moved without consistent direction throughout most of the year due to conflicting news regarding supply and demand. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to speculative buying and news of a decrease in supply. Further losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Smaller losses of approximately 1.2% were recorded in the metals markets, primarily during June from positions in copper futures as prices moved without consistent direction amid conflicting news regarding supply and demand. Further losses were experienced during April and June from both long and short positions in gold futures due to significant volatility in prices. A portion of these losses for the first six months of the year was offset by gains of approximately 3.9% recorded in the global interest rate futures markets. During January, gains were recorded from long positions in Japanese and European bond futures as prices continued to trend higher due to conflicting economic data out of Japan and the European Union and uncertainty in the equity markets.
Further gains were experienced during April from long positions in Japanese interest rate futures as prices increased due to uncertainty regarding the direction of the Japanese economy and geopolitical concerns over an intensifying rift between China and Japan. Also in April, gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that several hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and French voters rejected the European Union constitution. Finally
       in June, gains were recorded from long positions in
European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Later in the month, long positions in European interest rate futures experienced further gains as prices continued to move higher after the Swedish Central Bank made a sharper cut in interest rates than had been expected. Additional gains of approximately 1.8% were experienced in the global stock index futures markets during May and June from long positions in European equity index futures as prices finished higher on strong U.S. inflation data, strength in the technology sector, and weakness in the euro.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(13,999,372) and expenses totaling $1,565,831, resulting in a net loss of $15,565,203 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $1,408.64 at March 31, 2004 to $1,108.03 at June 30, 2004.

The most significant trading losses of approximately 9.6% were generated in the currency markets from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. These losses were experienced throughout the quarter from both long and short positions in the Japanese yen relative to the dollar as the value
       of the yen experienced significant short-term price
volatility due to conflicting economic data regarding Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? throughout the quarter in
tandem with the Japanese yen.   Elsewhere in the currency
markets, losses were recorded primarily during May and June from positions in the euro relative to the British pound. During May, losses were recorded from long positions in the euro versus the pound as the value of the euro moved lower against the pound following the Bank of England?s decision to raise interest rates. Further losses were recorded during June as the value of the euro experienced short-term volatile price movements against most major currencies. In the global interest rate futures markets, losses of approximately 6.0% were recorded during April from long European, Japanese, and Australian interest rate futures positions as prices tumbled following the release of stronger-than-expected U.S. jobs data. Losses continued in May from short positions in Japanese interest rate futures as prices were pushed higher by the Bank of Japan?s decision to maintain current interest rate levels and strong results from an auction of Japanese Government bonds. Smaller losses were experienced during June from short positions in European interest rate futures as prices increased due to weaker-than-expected economic reports and diminished expectations for the U.S. Federal Reserve to maintain an aggressive policy towards tightening interest rates. In the metals markets, losses of approximately 2.5% were recorded during April from long futures positions in gold and copper as both precious and base metals prices weakened due to the strength in the U.S. dollar. Smaller losses were incurred during May from short positions in aluminum futures as prices increased due to a weaker U.S. dollar and news of strong demand from Asia. Within the energy markets, losses of approximately 2.3% were recorded during April and June from long positions in natural gas futures as prices reversed sharply lower due to news of increased supply. In the agricultural sector, losses of approximately 1.1% were incurred, primarily during May, from short positions in coffee futures as prices strengthened due to technically-based buying and reports of cold temperatures in the growing regions of Brazil. Additional losses were incurred from newly established long coffee positions during June as prices reversed lower due to larger crop expectations.

The Partnership recorded total trading results including interest income totaling $(9,304,307) and expenses totaling $2,980,129, resulting in a net loss of $12,284,436 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $1,347.21 at December 31, 2003 to $1,108.03 at June 30, 2004.

       The most significant trading losses of approximately 14.9%
were recorded in the currency markets from positions in the Japanese yen and Singapore dollar versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding Japanese economic recovery, uncertainty regarding an intervention by Bank of Japan in the currency markets, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? throughout the year in tandem with the Japanese yen. This price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen as the yen experienced volatile price movements against most major currencies for the aforementioned reasons. Elsewhere in the currency markets, losses were experienced during May and June from positions in the euro versus the British pound. During May, losses were recorded from long positions in the euro versus the British pound as the value of the euro moved lower against the pound following the Bank of England?s decision to raise interest rates. Further losses were recorded during June as the value of the euro experienced short-term volatile price movements against most major currencies. Within the energy markets, losses of approximately 1.8% were recorded during April and June from long positions in natural gas futures as prices reversed sharply lower due to news of increased supply. Additional losses of approximately 1.0% were incurred in the global interest rate futures markets from long positions in Japanese and Australian interest rate futures during April as global bond prices reversed lower following the release of stronger-than-expected U.S. jobs data. Additional losses were recorded during May from newly established short positions in Japanese interest rate futures as prices were pushed higher by the Bank of Japan?s decision to maintain current interest rate levels and strong results from an auction of Japanese Government bonds. Within the metals markets, losses of approximately 0.6% were experienced, primarily during April, from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. A portion of the Partnership?s overall losses was offset by gains of approximately 2.0% recorded in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during January and March. Elsewhere in the agricultural markets, gains were experienced from short cotton futures positions, primarily during March, as prices trended lower due to rising supply and technically-based selling.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $47 million and $56 million, respectively.

Primary Market            June 30, 2005       June 30, 2004
Risk Category             Value at Risk       Value at Risk

Interest Rate                 (1.87)%            (2.15)%
Currency                      (1.26)             (1.33)
Equity                        (0.65)                -
Commodity            	         (0.40)             (0.64)
Aggregate Value at Risk      	 (1.80)%            (2.44)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High       Low      Average
Interest Rate					(1.87)%	  (0.61)%	  (1.50)%

Currency					 	(2.30)	  (1.04)	  (1.44)

Equity						(2.80)	    -	  (1.37)

Commodity 						(4.54)	  (0.31)	  (1.95)

Aggregate Value at Risk			(6.62)%	  (1.80)%	  (3.77)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.
Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 93% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.	  The primary market exposure of the Partnership at
June 30, 2005 was to the global interest rate sector.  Exposure
       was primarily spread across the Japanese, European, U.S., and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of
       currencies, including cross-rates - i.e., positions
between two currencies other than the U.S. dollar. At June 30, 2005, the Partnership?s major exposures were to the euro and Japanese yen currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at June 30, 2005 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005, the Partnership?s primary exposure was to the Hang Seng (China) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the Chinese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Metals.	  At June 30, 2005, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as nickel, aluminum, copper, and zinc. The Partnership also had exposure to precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At June 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, corn, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balance at June 30, 2005 was in Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(b)	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and
       15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.

Item 6.  EXHIBITS
3.01	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of June 30, 1995, is incorporated
by reference to Exhibit 3.01 of the Partnership?s
Registration Statement on Form S-1 (File No. 33-90360).
10.01	Amended and Restated Management Agreement among the
Partnership, Demeter, and VK Capital Inc. (formerly known
as Morgan Stanley Futures & Currency Management Inc.),
dated as of August 31, 1995, is incorporated by reference
to Exhibit 10.02 of the Partnership?s Registration
Statement on Form S-1 (File No. 33-90360).
10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May
19, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership?s Form 8-K (File No. 0-23577) filed
with the Securities and Exchange Commission on November
13, 2001.
10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
23577) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of
the Partnership?s Form 8-K (File No. 0-23577) filed with
the Securities and Exchange Commission on November 13,
2001.
10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange
Commission on November 13, 2001.
10.06	Securities Account Control Agreement among the
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




                      Dean Witter Diversified Futures
                       Fund Limited Partnership
                       (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 15, 2005       By:/s/Kevin Perry
                            Kevin Perry
                            Chief Financial Officer





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




1419:


1422: