Form 10-Q
period 2005-09-30
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2005-11-10
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes             No     X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X
       <table>
	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
		(Unaudited) and December 31, 2004..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2005 and 2004
		(Unaudited) ...............................................4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)..............5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-27

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................28-40

Item 4.	Controls and Procedures.............................40-41


PART II. OTHER INFORMATION

Item 5.	Other Information...................................42-43

Item 6.	Exhibits...............................................43


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF FINANCIAL CONDITION
			September 30,	December 31,
			        2005        	        2004
			$	$
			(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	46,743,967	58,722,547

     Net unrealized gain (loss) on open contracts (MS&Co.)	(2,158,043)	    3,757,321
     Net unrealized loss on open contracts (MSIL)	         ( 212,704)	       (89,308)

		Total net unrealized gain (loss) on open contracts	   (2,370,747)	    3,668,013

		Total Trading Equity	44,373,220	62,390,560

Interest receivable (Morgan Stanley DW)	99,823	76,829
Due from Morgan Stanley DW	              ?   	          1,576

		Total Assets	   44,473,043	  62,468,965

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	1,135,110	853,347
Administrative expenses payable	124,260	144,170
Accrued management fees (VK Capital)	      111,910	        150,154

		Total Liabilities	   1,371,280	     1,147,671

Partners? Capital

Limited Partners (41,467.592 and
	47,106.936 Units, respectively)	42,569,744	60,558,644
General Partner (518.245 and
     593.245 Units, respectively)	      532,019	        762,650

		Total Partners? Capital	   43,101,763	   61,321,294

		Total Liabilities and Partners? Capital	   44,473,043	   62,468,965


NET ASSET VALUE PER UNIT	      1,026.58	       1,285.56

	The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)




                                        For the Three Months                        	For the Nine Months
  	                      Ended September 30,                       Ended September 30,


                                 2005   	               2004    	        2005   	    2004
                         $	                      $		             $	  $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	 283,909   		      144,301	   777,813		       395,872

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	530,931	549,430	1,854,436		2,312,177
	Management fees (VK Capital)	      341,754	    414,370	    1,124,789		   1,471,570
	Administrative expenses	29,000	44,000	102,000		123,000
	Transaction fees and costs	    25,683	          27,690    	      97,992		      108,872

		   Total Expenses 	   927,368	     1,035,490	  3,179,217		    4,015,619

NET INVESTMENT LOSS 	   (643,459)	       (891,189)	   (2,401,404)		  (3,619,747)

TRADING RESULTS
Trading profit (loss):
	Realized	 3,633,323	(6,559,575)	(3,696,791)		(7,383,283)
	Net change in unrealized	   (4,791,306)	   7,885,365 	   (6,038,760)		      (846,805)
			(1,157,983)	1,325,790	(9,735,551)		(8,230,088)
Proceeds from Litigation Settlement	    ?   	        21,124	    ?  	 	         21,124

	           Total Trading Results	   (1,157,983)	   1,346,914	  (9,735,551)		   (8,208,964)

NET INCOME (LOSS)	    (1,801,442)	       455,725	   (12,136,955)	 	  (11,828,711)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,778,119)	  450,089	(11,984,235)		(11,692,455)
	General Partner 	(23,323)	5,636	(152,720)		(136,256)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                        (40.86)                     9.50	(258.98)	(229.68)
	General Partner                                                         (40.86)                     9.50	(258.98)	(229.68)


	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)




				Units of
				Partnership	Limited	General
				     Interest     	    Partners    	     Partner     	      Total
					$	$	$

Partners? Capital,
December 31, 2003	53,286.575	70,988,827	799,224 	71,788,051

Net Loss                                                                     ?    	     	(11,692,455)	(136,256)	(11,828,711)

Redemptions	   (3,988.451)	       (4,867,277)     	    ?   	   (4,867,277)

Partners? Capital,
September 30, 2004	    49,298.124	   54,429,095	      662,968	 55,092,063





Partners? Capital,
December 31, 2004	47,700.181	60,558,644	762,650 	61,321,294

Net Loss                                                                     ?    	     	(11,984,235)	(152,720)	(12,136,955)

Redemptions	   (5,714.344)	       (6,004,665)     	    (77,911)	   (6,082,576)

Partners? Capital,
September 30, 2005	    41,985.837	   42,569,744	      532,019	 43,101,763










The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CASH FLOWS
(Unaudited)





				     For the Nine Months Ended September 30,

				        2005        	        2004
				$	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(12,136,955)	(11,828,711)
Noncash item included in net loss:
	Net change in unrealized	6,038,760	846,805

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)    	(22,994)	(13,818)
	Due from Morgan Stanley DW	1,576	?

Decrease in operating liabilities:
	Administrative expenses payable  	(19,910)	(13,229)
	Accrued management fees (VK Capital)             (38,244)                         (41,497)

Net cash used for operating activities	  (6,177,767)	  (11,050,450)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	   (5,800,813)	   (5,132,684)

Net cash used for financing activities	  (5,800,813)	   (5,132,684)

Net decrease in cash	(11,978,580)	(16,183,134)

Balance at beginning of period	   58,722,547	   70,449,140

Balance at end of period	   46,743,967	   54,266,006








	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The non-clearing commodity broker is

       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). The trading manager is VK Capital Inc., formerly, Morgan Stanley Futures & Currency Management Inc. (?VK Capital? or the ?Trading Manager?). Demeter, Morgan Stanley DW, MS & Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.

Effective April 28, 2005 Morgan Stanley Futures & Currency
Management Inc. changed its name to VK Capital Inc.

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







       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Related Party Transactions
The Partnership trades futures and forward contracts on physical commodities and other commodity interest, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                   Net Unrealized Gains/(Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                     $           $             $

Sep. 30, 2005      474,611   (2,845,358)	(2,370,747)	 Jun. 2006    Jan. 2006
Dec. 31, 2004    1,648,836	2,019,177	 3,668,013	 Sep. 2005    Mar. 2005


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

net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $47,218,578 and $60,371,383 at September 30, 2005 and December 31, 2004,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $(874,074) and expenses totaling $927,368, resulting in a net loss of $1,801,442 for the three months ended
September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,067.44 at June 30, 2005 to $1,026.58 at
September 30, 2005.

The most significant trading losses of approximately 8.1% were recorded within the currency markets during August from long U.S. dollar positions against the euro, Japanese yen, and Swiss franc, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. The Japanese yen?s value was pushed higher early in the month amid expectations for improvements in the Japanese economy, while the value of the euro was strengthened by strong signals of euro-zone economic improvement. Elsewhere in the currency markets, losses were experienced from long positions in the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. Smaller losses were incurred from long positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar finished lower. During September, losses were incurred from short U.S. dollar positions against the Japanese yen, euro, and Swiss franc, as the value of the
       U.S. dollar increased during the month.  The main driver of the U.S. dollar strength was expectations that the U.S. Federal Reserve would most likely continue to raise interest rates. In addition, the value of the euro was pulled lower after the release of lower 2005 and 2006 growth estimates for the European economy and news that Germany?s incumbent Chancellor, Gerhard Schroeder, refused to concede defeat to the opposition leader, Angela Merkel, in the days after the election. Additional losses of approximately 7.5% were recorded in the global interest rate futures markets throughout the quarter from both long and short positions in European, Japanese, U.S., and Australian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the United States and the European Union, and volatility in energy prices. Smaller losses of approximately 0.3% were recorded in the metals markets, primarily during July and August, from positions in aluminum and gold as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 7.4% in the energy markets during August from long positions in natural gas and crude oil as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed refineries and production facilities. Further gains were experienced during September from long positions in natural gas as prices continued
       to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. Additional gains of approximately 5.1% were experienced in the global stock index futures markets, primarily during July and September, from long positions in European and Pacific Rim equity index futures as prices increased on strong corporate earnings, a decline in oil prices and signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. In the agricultural markets, gains of approximately 0.2% were recorded during August and September from short positions in coffee futures as prices trended lower amid news of lower global consumption and a strong crop from Brazil and Colombia.

The Partnership recorded total trading results including interest income totaling $(8,957,738) and expenses totaling $3,179,217, resulting in a net loss of $12,136,955 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $1,285.56 at December 31, 2004 to $1,026.58 at September 30, 2005.

The most significant trading losses of approximately 20.7% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During
       January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would revalue its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred in currencies from long U.S. dollar positions against the euro, Swedish krona, and Swiss franc, as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in
       the euro versus the British pound cross-rate as the value of the pound reversed higher against the euro. Finally, during September, losses were incurred from short U.S. dollar futures positions against the euro, Swiss franc, and Swedish krona, as the value of the U.S. dollar increased during the month on expectations that the U.S. Federal Reserve would most likely
continue to raise interest rates.   Additional losses of
approximately 3.9% were recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would continue to maintain a low-interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the United States and the European Union, and volatility in energy prices. Within the agricultural complex, losses of
       approximately 2.6% were recorded from both long and short positions in corn during March, April, May, and June as prices moved without consistent direction throughout most of the year due to conflicting news regarding supply and demand and weather related factors in the U.S. growing regions. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to speculative buying and news of a decrease in supply. Further losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China and technically-based selling. Smaller losses were experienced during February, March and September from positions in cocoa futures. Within the metals markets, losses of approximately 1.5% were recorded during April, June, July, and August from both long and short positions in gold and aluminum futures as prices moved in a choppy manner amid conflicting news regarding supply and demand and volatility in the U.S. dollar. A portion of these losses for the first nine months of the year was offset by gains of approximately 7.0% in the global stock index futures markets during May, June, July, and September from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro, as investors expressed confidence that a weaker euro would boost European exports. Elsewhere in the global equity index markets, gains were recorded during September from long positions in Australian stock index futures as prices moved significantly
       higher on news of the largest ever annual jobs gain, an improvement in that country?s Current-Account deficit, and strong retail sales data. Additional gains of approximately 2.6% were experienced in the energy markets during May from long positions in natural gas futures as prices drifted higher on the heels of higher crude oil prices. During August, further gains resulted from long positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast, resulting in heavily damaged or destroyed production facilities. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen throughout the month in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $1,491,215 and expenses totaling $1,035,490, resulting in net income of $455,725 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit increased from $1,108.03 at June 30, 2004 to $1,117.53 at
September 30, 2004.

       The most significant trading gains of approximately 5.2%
were generated in the energy markets, primarily during July and September, from long positions in crude oil as prices strengthened due to continuing fears about potential terrorist attacks against the production and refining facilities in Saudi Arabia and Iraq, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Elsewhere in the energy markets, gains were recorded during August from short positions in natural gas futures as prices drifted lower due to record reserves and heavily reduced market demand. Additional gains of approximately 1.9% were recorded in the global interest rate futures markets, primarily during August and September, from long positions in European interest rate futures as prices trended higher, boosted by a surge in oil prices, uncertainty in the global equity markets, and testimony by U.S. Federal Reserve Chairman Alan Greenspan depicting a somewhat less optimistic view about the immediate future of the U.S. economy. Smaller gains of approximately 0.6% were experienced in the agricultural markets during July and September from short positions in corn futures as prices weakened due to ideal weather conditions in the growing region of the U.S. Midwest, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 4.1% recorded in the currency markets during July and September from positions in the Australian dollar relative to the U.S. dollar as the value of the Australian dollar moved without consistent direction due to volatility in gold prices, geopolitical concerns regarding terror warnings in the Pacific Rim, and the decision by the Reserve Bank of Australia to raise interest rates. Elsewhere in the currency markets, losses resulted from positions in the euro versus the U.S. dollar and the Japanese yen as the value of the euro experienced short-term price volatility throughout the quarter due to higher energy prices and uncertainty about the direction of the ?euro-zone? economy. Smaller losses were incurred, primarily during September, from short positions in the Swiss franc against the U.S. dollar as the Swiss currency?s safe-haven status pushed its value higher in reaction to major geopolitical concerns. Within the metals markets, losses of approximately 1.8% were experienced during September from short positions in nickel futures as base metals prices increased on continued demand from China and reports of lower-than-expected inventories. Elsewhere in the metals markets, losses were recorded primarily during July from short positions in copper futures as prices moved higher due to speculation of increased demand and reduced supply from Mexico. Smaller losses of approximately 0.4% were recorded in the global stock index futures markets during July and August from short positions in S&P 500 Index futures as prices temporarily bounced higher due to better-than-expected economic data.

       The Partnership recorded total trading results including interest income totaling $(7,813,092) and expenses totaling $4,015,619, resulting in a net loss of $11,828,711 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $1,347.21 at December 31, 2003 to $1,117.53 at September 30, 2004.

The most significant trading losses of approximately 18.4% were recorded in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced primarily during the first and second quarters from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price
volatility.   Conflicting economic data regarding a Japanese
economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen?s trendless price movement. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? during the first and second quarters in tandem with the Japanese yen. The price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen for the aforementioned reasons. In the third quarter, however, volatility in the euro was responsible for losses in euro/Japanese yen cross-rate positions as the value of the euro moved in a trendless pattern throughout the quarter due to higher energy prices and uncertainty about the direction of the ?euro-zone? economy. Additional losses of approximately 2.4% were incurred in the metals markets, primarily during April, from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. Elsewhere in the metals markets, losses were recorded primarily during September from short positions in nickel futures as base metals prices increased on continued demand from China and reports of lower-than-expected inventories. Smaller losses of approximately 0.7% were recorded in the global stock index futures markets during March and May from long positions in S&P 500 Index futures as equity prices decreased on geopolitical concerns. During July and August, short positions in S&P 500 Index futures resulted in further losses as prices temporarily bounced higher due to better-than-expected U.S. economic data. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 3.3% in the energy markets. During February, May, July, and September, long positions in crude oil profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 2.6% were experienced in the agricultural markets during January, March, and June from long positions in
       corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of increased inventories by the U.S. Department
of Agriculture, and weaker export demand.   Elsewhere in the
agricultural complex, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China. Smaller gains of approximately 0.9% were recorded in the global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices rallied on uncertainty in the global equity markets, disappointing economic data, safe-haven buying amid major geopolitical concerns, and a surge in oil prices.


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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $43 million and $55 million, respectively.

Primary Market         September 30, 2005   September 30, 2004
Risk Category             Value at Risk       Value at Risk

Equity	                       (2.89)%               -   %
Interest Rate                (1.30)               (1.83)
Currency                     (1.15)               (1.04)
Commodity                    (0.62)               (2.56)
Aggregate Value at Risk      (3.07)%              (4.06)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category        High       Low      Average
Equity						(2.89)%	 (0.65)%	 (2.09)%

Interest Rate					(1.87)	 (0.61)	 (1.37)

Currency						(2.30)	 (1.15)	 (1.47)

Commodity 						(4.54)	 (0.31)	 (1.47)

Aggregate Value at Risk			(6.62)%	 (1.80)%	 (3.52)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s
       future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.
Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2005, the Partnership?s primary exposures were to the CAC 40 (France), DAX (Germany), and Hang Seng (China) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate.	  The second largest market exposure of the
Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, Japanese, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s
       profitability.  The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2005, the Partnership?s major exposures were to the euro and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk
       associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Metals.	  At September 30, 2005, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum, nickel, zinc, and copper. The Partnership also had exposure to precious metals, such as gold.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At September 30, 2005, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily by futures contracts in natural gas. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the corn, soybeans, and coffee markets. Supply and demand
       inequalities, severe weather disruptions, and market
expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in Australian dollars, British pounds, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(b)	There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION
Subsequent Event. Effective October 3, 2005, with the consent of the general partner, VK Capital began trading approximately 20% of the Partnership?s assets pursuant to its QDS Program, as described below. The allocation to the QDS Program was primarily done to diversify the trading methodologies of the Trading Manager with the objective of enhancing the overall risk/return characteristics of the Partnership. The QDS Program has been trading approximately $1.4 million of proprietary assets of a Morgan Stanley affiliate since the inception of the QDS Program in August 2004.


The QDS Program is a diversified systematic trading program designed to provide consistent returns with strict risk control measures. The portfolio composition includes a diverse group of global futures and currency markets which include the Agriculture, Currency, Energy, Global Stocks, Global Financial, and Metal complexes. QDS positions itself with managed exposure to take advantage of significant longer term price moves via algorithms that highlight trading opportunities.

VK Capital will continue to trade approximately 40% of the Partnership?s assets pursuant to its Diversified Portfolio and approximately 40% of the Partnership?s assets pursuant to its Global Portfolio. Subject to the prior approval of the General
       Partner, VK Capital may, at any time, trade some or all of the Partnership?s assets among one or more of its other trading programs.

Item 6.  EXHIBITS
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




                      Dean Witter Diversified Futures
                       Fund Limited Partnership
                       (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2005     By:/s/Kevin Perry
                            Kevin Perry
                            Chief Financial Officer





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