Form 10-K
period 2005-12-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2006-03-27
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2005 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check-mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes       No  X

Indicate by check-mark if the registrant is not required to file reports
pursuant to Section 13 or the Section 15(d) of the Act.  Yes       No  X

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

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check-mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$46,632,466 at June 30, 2005.


	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


	       <table> DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2005
Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . . 1

Part I .

	Item 1.	 	Business . . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item 1A.	Risk Factors . . . . .  . . . . . . . . . . . . . . . . .5-6

	Item 1B.	Unresolved Staff Comments. . . . .. . . . . . . . . . . . .6

	Item 2. 	Properties . . . . . . . . . . . . . . . . . . . . . . . . 6

 	Item 3. 	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 6

	Item 4. 	Submission of Matters to a Vote of Security Holders. . . . 6

Part II.

	Item 5.		Market for the Registrant's Partnership Units
            and Related Security Holder Matters. . . . . . . . . . . . 7

	Item 6.		Selected Financial Data. . . . . . . . . . . . . . . . . . 8

 	Item 7. 	Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . .9-26

	Item	 7A. Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . . . 27-40

	Item 8.		Financial Statements and Supplementary Data. . . . . . . .41

	Item 9.		Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . .41

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .42-44

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 44

Part III.
	Item 10. 	Directors and Executive Officers of the Registrant . . 45-50

	Ite	m 11.	Executive Compensation . . . . . . . . . . . . . . . . . .50

	Item 12.	Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . .51

	Item 13.	Certain Relationships and Related Transactions . . . . . .51

	Item 14.	Principal Accounting Fees and Services. . . . . . . . .52-53
Part IV.
	Item 15.	Exhibits and Financial Statement Schedules. . . . . . .54-55


	DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                 Part of Form 10-K


     Partnership?s Prospectus dated
     June 30, 1995                                      I

     Annual Report to Dean Witter
     Diversified Futures Fund
     Limited Partnership Limited Partners
     for the year ended December 31, 2005         II, III, and IV



























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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). The trading manager is VK Capital Inc. (?VK Capital? or the ?Trading Manager?, formerly, Morgan Stanley Futures & Currency Management Inc.). Demeter, Morgan Stanley DW, MS & Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.

The Partnership began the year at a net asset value per unit of limited partnership interest (?Unit(s)?) of $1,285.56 and returned -22.1% to $1,001.71 on December 31, 2005. For a more detailed description of the Partnership's business, see subparagraph (c).
       Effective April 28, 2005, Morgan Stanley Futures & Currency
Management Inc. changed its name to VK Capital Inc.

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures and forward contracts. The relevant financial information is presented in Items 6 and 8.

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
                              (Pages 2-10 of the
		Prospectus).

     2. Futures, Options, and     2. ?The Futures, Options and
        Forwards Markets              Forwards Markets? (Pages
                                      55-60 of the Prospectus).

     3.	Partnership's Trading    3. ?Trading Policies? (Pages
Arrangements and          	   52-53 of the Prospectus)
 Policies	                    ?The Trading Advisor? (Pages
        42-51 of the Prospectus).

     4. Management of the 	   4. ?The Management Agree-
        Partnership				  ment? (Pages 54-55 of the
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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room.
 The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The following risk factors contain forward looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward looking statements for purposes of the safe harbor.

The Partnership is in the business of speculative trading of futures and forwards. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and
Item 7A ?Quantitative and Qualitative Disclosures About Market
Risk?.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 330 Madison
Avenue, 8th Floor, New York, NY 10017.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.








                               PART II
Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for the Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2005 was approximately 4,373.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on April 14, 1988. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.









       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)




                                          For the Years Ended December 31,
                             2005         2004      _  2003  _       2002  _       2001
Total Trading Results
including interest
income               	   (9,153,083)   1,458,255      251,818	     31,397,106      8,397,830


Net Income (Loss)      (13,159,747)		(3,604,724)  (9,172,404)	    21,236,293      1,237,741


Net Income (Loss)
Per Unit (Limited
& General Partners)        (283.85)	      (61.65)     (181.61)	        338.35          15.30


Total Assets            39,446,509		62,468,965   73,003,365	 91,900,314     80,068,039


Total Limited
Partners? Capital       38,064,633		60,558,644   70,988,827	     88,266,372     76,936,169


Net Asset Value
Per Unit                  1,001.71     1,285.56     	1,347.21       1,528.82       1,190.47











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

Results of Operations.
General. The Partnership's results depend on the Trading Manager and the ability of the Trading Manager's trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $(9,153,083) and expenses totaling $4,006,664, resulting in a net loss of $13,159,747 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $1,285.56 at December 31, 2004 to $1,001.71 at December 31,
2005. Total redemptions for the year were $9,689,976 and the Partnership?s ending capital was $38,471,571 at December 31, 2005, a decrease of $22,849,723 from ending capital at December 31, 2004 of $61,321,294.

The most significant trading losses of approximately 19.9% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from
       both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would re-value its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred from long U.S. dollar positions against the euro, Swedish krona, and Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in the euro versus the British pound cross-rate. Finally, during September, losses were incurred from short U.S. dollar positions against the euro, Swiss franc, and Swedish krona as the value of the U.S. dollar increased on expectations that the U.S. Federal Reserve would
most likely continue to raise interest rates.   Additional
losses of approximately 5.8% were recorded in the global interest rate futures markets during March from short European
       interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month. Prices were also pushed higher on the expectations that Europe would continue to maintain a low interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Within the agricultural complex, losses of approximately 2.8% were recorded from both long and short positions in corn futures during March, April, May, June, and December as prices moved without consistent direction throughout most of the year due to conflicting news regarding supply and demand and weather related factors in the U.S. growing regions. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to speculative buying and news of a decrease in supply. Further losses were incurred from long
       positions in cotton futures during May as prices declined on news of weak demand in China. Smaller losses were experienced during February, March, and September from positions in cocoa futures. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 3.4% in the global stock index futures markets during May, June, July, September, and November from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro. Elsewhere gains were recorded during the fourth quarter from long positions in Japanese stock index futures as prices moved higher on a reduction in energy prices and general investor optimism about the future of the Japanese economy. Additional gains of approximately 2.2% were experienced in the energy markets during August from long futures positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. Within the metals markets, gains of approximately 1.1% were recorded during February, March, May, October, November, and December from long positions in copper,
       nickel, aluminum, and zinc futures as prices strengthened amid persistent demand from China.


The Partnership recorded total trading results including interest income totaling $1,458,255 and expenses totaling $5,062,979, resulting in a net loss of $3,604,724 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $1,347.21 at December 31, 2003 to $1,285.56 at December 31,
2004. Total redemptions for the year were $6,862,033 and the Partnership?s ending capital was $61,321,294 at December 31, 2004, a decrease of $10,466,757 from ending capital at December 31, 2003 of $71,788,051.

The most significant trading losses of approximately 12.1% were recorded in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced primarily during the first and second quarter from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility. Conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market interventions by the Bank of Japan, geopolitical concerns stemming from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen?s trendless movements. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? during the first and second quarter in tandem with the value of the Japanese yen. The price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen for the aforementioned reasons.
 In the third quarter, volatility in the euro was responsible for losses in euro/Japanese yen cross-rate positions as the value of the euro moved in a trendless pattern due to higher energy prices and uncertainty about the direction of the European economy. Finally, losses were recorded from long positions in the British pound relative to the euro, primarily during December, as the value of the pound reversed lower following news that the Bank of England was considering an interest rate cut and the release of weaker-than-expected British economic data. Additional losses of approximately 2.9% were incurred in the metals markets, primarily during April and December, from long futures positions in gold as prices weakened due to strength in the U.S. dollar and stronger-than-expected economic data. Elsewhere in the metals markets, losses were recorded primarily during July and September from short positions in nickel futures as prices increased on continued demand from China and reports of lower-than-expected inventories. Smaller losses were incurred during December from positions in nickel futures as prices moved without consistent direction due to volatility in the currency markets and conflicting news regarding supply and demand. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 5.6% in the
       global interest rate futures markets from long positions in
European interest rate futures during February, March, August, and September as prices trended higher on uncertainty in the global equity markets, disappointing economic data, safe-haven buying amid major geopolitical concerns, and a surge in oil prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro. Additional gains of approximately 4.7% were recorded in the energy markets. During much of the year long positions in crude oil and its related products profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the threat of a national strike in Norway. In December, smaller gains resulted from newly established short positions in crude oil as prices declined on news of a full recovery in production within the Gulf of Mexico, increased output from OPEC, warmer weather in the U.S., and reports of abundant supply. Within the agricultural sector, gains of approximately 2.1% were experienced during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of increased inventories, and weaker export demand. Elsewhere in the agricultural markets, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China. Smaller gains of approximately 1.6% were recorded in the global stock index futures markets, primarily during December, from long positions in Australian equity index futures as prices moved higher on positive investor sentiment and speculation that interest rates in that country would remain at current levels throughout 2005. Gains were also recorded during December from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved higher due to strong earnings from the technology sector and optimism that the Japanese economy was finally in full recovery and may, thereby, boost the entire Asian region.

The Partnership recorded total trading results including interest income totaling $251,818 and expenses totaling $9,424,222, resulting in a net loss of $9,172,404 for the year ended December 31, 2003. The Partnership's net asset value per Unit decreased from $1,528.82 at December 31, 2002 to $1,347.21 at December 31,
2003. Total redemptions for the year were $9,873,242 and the Partnership's ending capital was $71,788,051 at December 31, 2003, a decrease of $19,045,646 from ending capital at December 31, 2002 of $90,833,697.

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

For an analysis of unrealized gains and (losses) by contract type and a further description of 2005 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

The Partnership?s gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Manager was unable to offset positions of the Partnership,
       the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

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

Credit Risk.
In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures and forward contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of the Partnership?s net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the
       Partnership?s credit exposure climbs above such level,
Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.
Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments? section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Manager is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Manager in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2005 and 2004. At
December 31, 2005 and 2004, the Partnership?s total capital-ization was approximately $38 million and $61 million, respectively.

Primary Market        December 31, 2005   December 31, 2004
Risk Category           Value at Risk       Value at Risk

Interest Rate			   (0.75)%            (0.61)%

Currency          		   (0.52)	       	  (2.30)

Equity				   (0.49)     		  (2.03)

Commodity                   (1.17)	    		  (0.31)

Aggregate Value at Risk     (1.52)%      	  (2.58)%

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

The table below supplements the December 31, 2005 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2005 through December 31, 2005.

Primary Market Risk Category        High       Low       Average
Interest Rate					(1.87)%	 (0.75)%	   (1.40)%
Currency                     		(1.26)	 (0.52)	   (1.02)
Equity						(2.89)	 (0.49)	   (1.71)
Commodity      				(4.54)	 (0.40)	   (1.68)
Aggregate Value at Risk		   	(6.62)%	 (1.52)%	   (3.25)%

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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2004, and for the four quarter-end reporting periods during calendar year 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2005, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Manager for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.	  At December 31, 2005 the Partnership had market
exposure to the global interest rate sector. Exposure was primarily spread across U.S., European, Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of
       smaller countries ? e.g., Australia.  Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At December 31, 2005 the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2005, the Partnership?s major exposures were to the euro and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At December 31, 2005 the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At December 31, 2005, the Partnership?s primary exposure was to the Nikkei (Japan) stock index. The Partnership is typically exposed to the risk of adverse price trends or static markets in the Asian, U.S., and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The largest market exposure of the Partnership at December 31, 2005 was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at December 31, 2005 was to the markets that comprise these sectors. Most of the exposure was to the cotton, sugar, cocoa, wheat, coffee, soybean meal, soybeans, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	At December 31, 2005 the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, aluminum, nickel, and zinc and precious metals, such as silver and gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2005 were in euros and
       Australian dollars.  The Partnership controls the non-
trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter   Total Trading Results         Net       Net Income/(Loss)
Ended   including interest income   Income/(Loss)      Per Unit

2005
March 31         $(7,696,490)     $ (8,876,850)        $(187.59)
June 30             (387,174)       (1,458,663)          (30.53)
September 30        (874,074)       (1,801,442)          (40.86)
December 31         (195,345)       (1,022,792)          (24.87)

Total            $(9,153,083)     $(13,159,747)       $ (283.85)

2004
March 31         $ 4,695,065       $ 3,280,767        $   61.43
June 30          (13,999,372)      (15,565,203)         (300.61)
September 30       1,491,215           455,725             9.50
December 31        9,271,347         8,223,987           168.03

Total            $ 1,458,255       $(3,604,724)       $  (61.65)



Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

     (b)	There have been no material changes during the period covered by this annual report, in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005.

Item 9B.  OTHER INFORMATION
None.

PART III
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2005, Mr. Raymond A. Harris resigned his position as a Director of Demeter.

Effective May 1, 2005, Mr. Todd Taylor resigned his position as a
Director of Demeter.

Effective May 1, 2005, Mr. William D. Seugling resigned his position as a Director of Demeter.

Effective May 1, 2005, Ms. Louise M. Wasso-Jonikas resigned her position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 44, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Alternative Investments Group, responsible for overseeing all aspects of the firm?s Managed Futures Department. Mr. Rothman has been with the Managed Futures Department for nineteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Mr. Richard A. Beech, age 54, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984, where he is presently an Executive Director in the Fixed Income Department.
Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Ms. Shelley Hanan, age 45, is a Director of Demeter. Ms. Hanan joined Morgan Stanley in 1984. She eventually became the Regional Manager of the Southwest for Private Wealth Management and a Senior Representative for the Morgan Stanley Foundation in Southern California. Her focus was senior relationship management of the firm?s largest private clients in the Southwest. Since January 2005, Ms. Hanan has held the position of Chief Operating Officer of the U.S. Client Coverage Group and is a Managing Director. Ms. Hanan graduated from the University of California at San Diego with a B.A. in Psychology.

Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 40, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Harry Handler, age 47, is a Director of Demeter. Mr. Handler serves as an Executive Director for Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Investment Solutions Division as Chief Infrastructure and Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List
       from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Mr. Kevin Perry, age 36, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners ? At December 31, 2005, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management ? At December 31, 2005,
Demeter owned 406.245 Units of general partnership interest, representing a 1.06 percent interest in the Partnership.

(c)	Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $2,316,531 for the year ended December 31, 2005. In its capacity as the Partnership?s Trading
Manager, VK Capital received management fees of $1,433,609      for
the year ended December 31, 2005.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December 31, 2005.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $37,213 for the year ended December 31, 2005 and $36,713 for the year ended December 31, 2004.

(2)	Audit-Related Fees. None.

(3)	  Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2005 and 2004 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.
       The Board of Directors of Demeter serves as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.


















       PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2005, 2004, and 2003.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2005 and
2004.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2005, 2004, and 2003.

-	Notes to Financial Statements.



With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2005, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
No Financial Statement schedules are required to be filed with this report.

3. Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-2.


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

                            DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED
                            PARTNERSHIP
                                 (Registrant)

                            BY:  Demeter Management Corporation,
                                 General Partner

March 31, 2006             BY:  /s/  Jeffrey A. Rothman
                                      Jeffrey A. Rothman,
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Demeter Management Corporation.


BY: /s/ 	Jeffrey A. Rothman                    		March 31, 2006
		Jeffrey A. Rothman, President

    /s/    Richard A. Beech                      		March 31, 2006
           Richard A. Beech, Director

    /s/    Shelley Hanan   	              	March 31, 2006
           Shelley Hanan, Director

    /s/    Frank Zafran		           		March 31, 2006
           Frank Zafran, Director

    /s/ 	Douglas J. Ketterer                 		March 31, 2006
	 	Douglas J. Ketterer, Director

    /s/	Harry Handler		                 	March 31, 2006
	  	Harry Handler, Director

    /s/  	Kevin Perry			                 	March 31, 2006
	    	Kevin Perry, Chief Financial Officer











       EXHIBIT INDEX

ITEM

3.01 	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of June 30, 1995, is incorporated by reference to Exhibit 3.01 of the Partnership?s
Registration Statement on Form S-1 (File No. 33-90360).

10.01	Amended and Restated Management Agreement among the
Partnership, Demeter, and VK Capital Inc. (formerly known as Morgan Stanley Futures & Currency Management
Inc.), dated as of August 31, 1995, is incorporated by reference to Exhibit 10.02 of the Partnership?s
Registration Statement on Form S-1 (File No. 33-90360).

10.01(a)	Amendment No. 1 to the Amended and Restated Management
Agreement among the Partnership, Demeter, and VK Capital
Inc. (formerly known as Morgan Stanley Futures &
Currency Management Inc.), dated as of January 31, 2006, is filed herewith.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May
19, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13,
2001.

10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
23577) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	  Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-23577) filed with the
Securities and Exchange Commission on November 13, 2001.

10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-
23577) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	December 31, 2005 Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter Management
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

          December 31, 2005
          Annual Report

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



                         1988     1989 1990 1991 1992 1993 1994 1995  1996  1997 1998  1999  2000 2001 2002  2003  2004   2005
FUND                      %        %    %    %    %    %    %    %     %     %    %     %     %    %    %     %     %      %
--------------------------------------------------------------------------------------------------------------------------------
Diversified Futures
 Fund...............     31.8     18.2 50.4 23.9 16.7 6.6  7.7  (4.6) (2.7) 12.0 6.2  (11.1) 22.0 1.3  28.4 (11.9) (4.6) (22.1)
                     (8 1/2 mos.)
--------------------------------------------------------------------------------------------------------------------------------

                     INCEPTION-  COMPOUND
                      TO-DATE   ANNUALIZED
                       RETURN     RETURN
FUND                     %          %
------------------------------------------
Diversified Futures
 Fund...............   297.2       8.1

------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, New York 10017
Telephone (212) 905-2700

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP
ANNUAL REPORT
2005

Dear Limited Partner:

  This marks the eighteenth annual report for the Dean Witter Diversified Futures Fund Limited Partnership (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,285.56 and returned -22.1% to $1001.71 on December 31, 2005. The Fund has increased by 297.2% since it began trading in April 1988 (a compound annualized return of 8.1%).

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

  Effective February 1, 2006, the monthly management fee payable to VK Capital Inc. will be reduced from 1/4 of 1% (a 3% annual rate) to 1/6 of 1% (a 2% annual rate). Also, effective February 1, 2006, the quarterly incentive fee payable to VK Capital Inc. will be increased from 15% to 20%.

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

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

                                     [CHART]

                     Year ended December 31, 2005
                     ----------------------------
Currencies                   -19.91%
Interest Rates                -5.80%
Stock Indices                  3.38%
Energies                       2.17%
Metals                         1.05%
Agriculturals                 -2.75%



Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Significant losses were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a "corrective" move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would re-value its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred from long U.S. dollar positions against the euro, Swedish krona, and Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in the euro versus the British pound cross-rate. Finally, during September, losses were incurred from short U.S. dollar positions against the euro, Swiss franc, and Swedish krona as the value of the U.S. dollar increased on expectations that the U.S. Federal Reserve would most likely continue to raise interest rates.

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

.. Additional losses were recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month. Prices were also pushed higher on the expectations that Europe would continue to maintain a low interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices.

.. Within the agricultural complex, losses were recorded from both long and short positions in corn futures during March, April, May, June, and December as prices moved without consistent direction throughout most of the year due to conflicting news regarding supply and demand and weather related factors in the U.S. growing regions. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to speculative buying and news of a decrease in supply. Further losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China. Smaller losses were experienced during February, March, and September from positions in cocoa futures.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the global stock index futures markets, gains were recorded during May, June, July, September, and November from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro. Elsewhere gains were recorded during the fourth quarter from long positions in Japanese stock index futures as prices moved higher on a reduction in energy prices and general investor optimism about the future of the Japanese economy.

.. Additional gains were experienced in the energy markets during August from long futures positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico.

.. Within the metals markets, gains were recorded during February, March, May, October, November, and December from long positions in copper, nickel, aluminum, and zinc futures as prices strengthened amid persistent demand from China.

Managed futures investments are speculative, involve a high degree of risk, use significant leverage, are generally illiquid, have substantial charges, are subject to conflicts of interest, and are suitable only for the risk capital portion of an investor's portfolio. Before investing in any managed futures investment, qualified investors should read the prospectus or offering documents carefully for additional information with respect to charges, expenses, and risks. Past performance is no guarantee of future results.

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

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

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

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President

/s/ Kevin Perry
Kevin Perry
Chief Financial Officer

New York, New York
March 21, 2006

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Partnership and our report dated March 21, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership"), including the schedules of investments, as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Diversified Futures Fund Limited Partnership at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2005 the Partnership modified its classification of cash within the statements of financial condition and the related statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP
New York, New York
March 21, 2006

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                    ---------------------
                                                       2005       2004
                                                    ---------- ----------
                                                        $          $
                                   ASSETS
     Equity in futures interests trading accounts:
       Unrestricted cash                            34,746,433 52,556,192
       Restricted cash                               2,710,691  6,166,355
                                                    ---------- ----------
         Total Cash                                 37,457,124 58,722,547
                                                    ---------- ----------
       Net unrealized gain on open contracts
        (MS&Co.)                                     1,179,435  3,757,321
       Net unrealized gain (loss) on open
        contracts (MSIL)                               709,610    (89,308)
                                                    ---------- ----------
         Total net unrealized gain on open
          contracts                                  1,889,045  3,668,013
                                                    ---------- ----------
         Total Trading Equity                       39,346,169 62,390,560
     Interest receivable (Morgan Stanley DW)           100,340     76,829
     Due from Morgan Stanley DW                         --          1,576
                                                    ---------- ----------
         Total Assets                               39,446,509 62,468,965
                                                    ========== ==========

                     LIABILITIES AND PARTNERS' CAPITAL

     LIABILITIES
     Redemptions payable                               745,648    853,347
     Administrative expenses payable                   127,837    144,170
     Accrued management fees (VK Capital)              101,453    150,154
                                                    ---------- ----------
         Total Liabilities                             974,938  1,147,671
                                                    ---------- ----------

     PARTNERS' CAPITAL
     Limited Partners (37,999.829 and
      47,106.936 Units, respectively)               38,064,633 60,558,644
     General Partner (406.245 and
      593.245 Units, respectively)                     406,938    762,650
                                                    ---------- ----------
         Total Partners' Capital                    38,471,571 61,321,294
                                                    ---------- ----------
         Total Liabilities and Partners' Capital    39,446,509 62,468,965
                                                    ========== ==========

     NET ASSET VALUE PER UNIT                         1,001.71   1,285.56
                                                    ========== ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                             2005        2004        2003
                                         -----------  ----------  ----------
                                              $           $           $
  INVESTMENT INCOME
    Interest income (Morgan Stanley DW)    1,075,980     600,427     744,232
                                         -----------  ----------  ----------

  EXPENSES
    Brokerage commissions
     (Morgan Stanley DW)                   2,316,531   2,857,725   5,113,810
    Management fees (VK Capital)           1,433,609   1,905,592   2,719,626
    Administrative expenses                  131,000     163,000     186,000
    Transaction fees and costs               125,524     136,662     225,544
    Incentive fee (VK Capital)                --          --       1,179,242
                                         -----------  ----------  ----------
     Total Expenses                        4,006,664   5,062,979   9,424,222
                                         -----------  ----------  ----------

  NET INVESTMENT LOSS                     (2,930,684) (4,462,552) (8,679,990)
                                         -----------  ----------  ----------

  TRADING RESULTS
  Trading profit (loss):
    Realized                              (8,480,219)   (317,446)  5,581,971
    Net change in unrealized              (1,778,968)  1,154,150  (6,074,385)
                                         -----------  ----------  ----------
                                         (10,259,187)    836,704    (492,414)
  Proceeds from Litigation Settlement         30,124      21,124      --
                                         -----------  ----------  ----------
     Total Trading Results               (10,229,063)    857,828    (492,414)
                                         -----------  ----------  ----------

  NET LOSS                               (13,159,747) (3,604,724) (9,172,404)
                                         ===========  ==========  ==========
  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                       (12,998,039) (3,568,150) (9,269,303)
  General Partner                           (161,708)    (36,574)     96,899

  NET LOSS PER UNIT:
  Limited Partners                           (283.85)     (61.65)    (181.61)
  General Partner                            (283.85)     (61.65)    (181.61)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                          UNITS OF
                         PARTNERSHIP   LIMITED      GENERAL
                          INTEREST     PARTNERS     PARTNER      TOTAL
                         ----------- -----------  ----------  -----------
                                          $            $           $
      Partners' Capital,
      December 31, 2002  59,414.246   88,266,372   2,567,325   90,833,697
      Net income (loss)      --       (9,269,303)     96,899   (9,172,404)
      Redemptions        (6,127.671)  (8,008,242) (1,865,000)  (9,873,242)
                         ----------  -----------  ----------  -----------
      Partners' Capital,
      December 31, 2003  53,286.575   70,988,827     799,224   71,788,051
      Net loss               --       (3,568,150)    (36,574)  (3,604,724)
      Redemptions        (5,586.394)  (6,862,033)     --       (6,862,033)
                         ----------  -----------  ----------  -----------
      Partners' Capital,
      December 31, 2004  47,700.181   60,558,644     762,650   61,321,294
      Net loss               --      (12,998,039)   (161,708) (13,159,747)
      Redemptions        (9,294.107)  (9,495,972)   (194,004)  (9,689,976)
                         ----------  -----------  ----------  -----------
      Partners' Capital,
      December 31, 2005  38,406.074   38,064,633     406,938   38,471,571
                         ==========  ===========  ==========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                      ------------------------------------
                                          2005         2004        2003
                                      -----------  -----------  ----------
                                           $            $           $
     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net loss                         (13,159,747)  (3,604,724) (9,172,404)
     Noncash item included in net
      loss:
       Net change in unrealized         1,778,968   (1,154,150)  6,074,385
     (Increase) decrease in operating
      assets:
       Restricted cash                  3,455,664    1,425,209   2,910,052
       Interest receivable
        (Morgan Stanley DW)               (23,511)     (36,467)     29,752
       Due from Morgan Stanley DW           1,576       (1,576)     --
     Increase (decrease) in operating
      liabilities:
       Administrative expenses
        payable                           (16,333)     (37,170)     24,633
       Accrued management fees
        (VK Capital)                      (48,701)     (28,994)    (38,412)
                                      -----------  -----------  ----------
     Net cash used for operating
      activities                       (8,012,084)  (3,437,872)   (171,994)
                                      -----------  -----------  ----------

     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Cash paid from redemptions of
      Units                            (9,797,675)  (6,863,512) (9,710,766)
                                      -----------  -----------  ----------
     Net cash used for financing
      activities                       (9,797,675)  (6,863,512) (9,710,766)
                                      -----------  -----------  ----------
     Net decrease in unrestricted
      cash                            (17,809,759) (10,301,384) (9,882,760)

     Unrestricted cash at beginning
      of period                        52,556,192   62,857,576  72,740,336
                                      -----------  -----------  ----------

     Unrestricted cash at end
      of period                        34,746,433   52,556,192  62,857,576
                                      ===========  ===========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $38,471,571                                 $              %              $               %
Commodity                                                            1,068,764         2.78         (110,248)        (0.29)
Equity                                                                 294,879         0.76            --              --
Foreign currency                                                       665,362         1.73           91,758          0.24
Interest rate                                                          (27,190)       (0.07)            (342)          --
                                                                     ---------        -----         --------         -----
  Grand Total:                                                       2,001,815         5.20          (18,832)        (0.05)
                                                                     =========        =====         ========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $61,321,294
Commodity                                                              828,889         1.35         (616,853)        (1.01)
Equity                                                                 883,098         1.44            --              --
Foreign currency                                                     2,282,426         3.73            --              --
Interest rate                                                          160,708         0.26          128,800          0.21
                                                                     ---------        -----         --------         -----
  Grand Total:                                                       4,155,121         6.78         (488,053)        (0.80)
                                                                     =========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2005 PARTNERSHIP NET ASSETS: $38,471,571                                $
Commodity                                                             958,516
Equity                                                                294,879
Foreign currency                                                      757,120
Interest rate                                                         (27,532)
                                                                    ---------
  Grand Total:                                                      1,982,983

  Unrealized Currency Loss                                            (93,938)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    1,889,045
                                                                    =========

2004 PARTNERSHIP NET ASSETS: $61,321,294
Commodity                                                             212,036
Equity                                                                883,098
Foreign currency                                                    2,282,426
Interest rate                                                         289,508
                                                                    ---------
  Grand Total:                                                      3,667,068

  Unrealized Currency Gain                                                945
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    3,668,013
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION. Dean Witter Diversified Futures Fund Limited Partnership (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW''). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). The trading manager is VK Capital Inc. ("VK Capital" or the "Trading Manager"), formerly, Morgan Stanley Futures & Currency Management Inc. Demeter, Morgan Stanley DW, MS&Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.
  Effective April 28, 2005, Morgan Stanley Futures & Currency Management Inc. changed its name to VK Capital Inc.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on Futures Interests.
  The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(continued)


EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's Statements of Financial Condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW and MS&Co., respectively, charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the first day of each month.

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

NOTES TO FINANCIAL STATEMENTS
(continued)


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

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership received settlement award payments in the amount of $2,144,660 during August 2002, $21,124 during July 2004, and $30,124 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2005 presentation. Such reclassifications have no impact on the Partnership's reported net income
(loss).

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

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
3. TRADING MANAGER
Demeter, on behalf of the Partnership and itself, has entered into a Management Agreement with VK Capital to make all trading decisions for the Partnership.
  Compensation to VK Capital by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The monthly management fee is accrued daily at the rate of 1/4 of 1% (a 3% annual rate) of beginning of the month Net Assets, as defined in the Management Agreement.
  Effective February 1, 2006, the monthly management fee will be reduced to 1/6 of 1% (a 2% annual rate) of beginning of the month Net Assets.

INCENTIVE FEE. The Partnership pays a quarterly incentive fee to VK Capital equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter. Trading profits represent the amount by which profits from futures and forwards trading exceed losses after brokerage commissions, management fees, transaction fees and costs, and administrative expenses are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which limited partners redeem Units, incentive fees earned (through the date of such redemptions) are paid to VK Capital on those Units redeemed in the month of such redemptions.
  Effective February 1, 2006, the quarterly incentive fee will be increased to 20% of the trading profits earned by the Partnership as of the end of each calendar quarter.

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

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2005 1,240,235   648,810 1,889,045 Sep. 2006 Mar. 2006
             2004 1,648,836 2,019,177 3,668,013 Sep. 2005 Mar. 2005

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(continued)


  The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and forward contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and forward contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and forward contracts, including an amount equal to the net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $38,697,359 and $60,371,383 at December 31, 2005 and 2004, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

DEAN WITTER DIVERSIFIED FUTURES FUND
LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

               PER UNIT OPERATING PERFORMANCE:
               NET ASSET VALUE, JANUARY 1, 2005:      $1,285.56
                                                      ---------
               NET OPERATING RESULTS:
                 Interest Income                          24.59
                 Expenses                                (91.55)
                 Realized Loss                          (176.93)
                 Unrealized Loss                         (40.65)
                 Proceeds from Litigation Settlement       0.69
                                                      ---------
                 Net Loss                               (283.85)
                                                      ---------
               NET ASSET VALUE, DECEMBER 31, 2005:    $1,001.71
                                                      =========

               FOR THE 2005 CALENDAR YEAR:
               RATIOS TO AVERAGE NET ASSETS:
                 Net Investment Loss                     (6.4)%
                 Expenses before Incentive Fees           8.7 %
                 Expenses after Incentive Fees            8.7 %
                 Net Loss                               (28.7)%
               TOTAL RETURN BEFORE INCENTIVE FEES       (22.1)%
               TOTAL RETURN AFTER INCENTIVE FEES        (22.1)%

               INCEPTION-TO-DATE RETURN                 297.2 %
               COMPOUND ANNUALIZED RETURN                 8.1 %

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