Form 10-Q
period 2006-03-31
WITTER DEAN DIVERSIFIED FUTURES FUND LP
filed 2006-05-10
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section
13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006 or

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


Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
  See definition of ?accelerated filer
and large accelerated filer? in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer  X


Indicate by check-mark whether the registrant
 is a shell company (as defined in Rule
12b-2 of the Exchange Act).  Yes___  No X







       <table> DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED
PARTNERSHIP

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
		(Unaudited) and December 31, 2005..........................2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)..................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2006 and 2005 (Unaudited) ........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2006 and 2005 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................21-33

Item 4.	Controls and Procedures................................34


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................35

Item 5.	Other Information......................................35

Item 6.	Exhibits............................................35-36



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF FINANCIAL CONDITION
			March 31,	December 31,
			        2006        	        2005
			$	$
			(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	33,136,069	34,746,433
	Restricted cash	     4,236,661	    2,710,691

	     Total cash	   37,372,730	  37,457,124

     Net unrealized gain on open contracts (MS&Co.)	840,463	    1,179,435
     Net unrealized gain on open contracts (MSIL)	            179,294	       709,610

		Total net unrealized gain on open contracts	    1,019,757	    1,889,045

		Total Trading Equity	38,392,487	39,346,169

Interest receivable (Morgan Stanley DW)	      109,218	        100,340

		Total Assets	  38,501,705	  39,446,509

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	925,160	745,648
Administrative expenses payable	120,023	127,837
Accrued management fees (VK Capital)	         60,481	        101,453

		Total Liabilities	    1,105,664	        974,938

Partners? Capital

Limited Partners (35,614.118 and
	37,999.829 Units, respectively)	37,006,129	38,064,633
General Partner (375.245 and
     406.245 Units, respectively)	      389,912	        406,938

		Total Partners? Capital	   37,396,041	   38,471,571

		Total Liabilities and Partners? Capital	   38,501,705	   39,446,509

NET ASSET VALUE PER UNIT	                                                          1,039.09	       1,001.71

	The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF OPERATIONS
(Unaudited)



  	                                                                                        For the Quarters Ended March 31,


                                                                         		            2006   	     2005
                                                                               	                         $		        $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	                    309,034  			        242,730

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		451,735	682,145
	Management fees (VK Capital)	      	220,625    	  426,402
	Administrative expenses		30,000	36,000
	Transaction fees and costs		        27,297	         35,813

		  Total Expenses		    729,657	    1,180,360


NET INVESTMENT LOSS	    (420,623)	     (937,630)


TRADING RESULTS
Trading profit (loss):
	Realized		2,667,097 	(480,839)
	Net change in unrealized		    (869,288)	     (7,458,381)

               Total Trading Results		   1,797,809	             (7,939,220)

NET INCOME (LOSS)  	    1,377,186	       (8,876,850)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		   1,362,000	   (8,765,568)
	General Partner                                                  		        15,186               	      (111,282)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		         37.38      	(187.59)
	General Partner                                                   		               37.38 	(187.59)






	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2006 and 2005
(Unaudited)




				Units of
				Partnership	Limited	General
				     Interest     	    Partners    	     Partner     	      Total
					$	$	$
Partners? Capital,
December 31, 2004	47,700.181	60,558,644	762,650 	61,321,294

Net Loss                                                                   ?    	           (8,765,568)	(111,282)	(8,876,850)

Redemptions	   (1,727.955)	       (1,968,131)     	          ?        	(1,968,131)

Partners? Capital,
March 31, 2005	    45,972.226	   49,824,945	      651,368	 50,476,313




Partners? Capital,
December 31, 2005	38,406.074	38,064,633	406,938 	38,471,571

Net Income                                                              ?    	             1,362,000	15,186	1,377,186

Redemptions	   (2,416.711)	       (2,420,504)            (32,212)        (2,452,716)

Partners? Capital,
March 31, 2006	    35,989.363	   37,006,129	       389,912	 37,396,041












The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
	STATEMENTS OF CASH FLOWS
(Unaudited)





				     For the Quarters Ended March 31,

				        2006        	        2005
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	1,377,186	(8,876,850)
Noncash item included in net income (loss):
	Net change in unrealized	869,288	7,458,381

(Increase) decrease in operating assets:
	Restricted cash	(1,525,970)	(8,339,241)
	Interest receivable (Morgan Stanley DW)    	(8,878)	(13,518)
	Due from Morgan Stanley DW	-    	1,576

Increase (decrease) in operating liabilities:
	Administrative expenses payable  	(7,814)	22,022
	Accrued management fees (VK Capital)              (40,972)                         (17,191)

Net cash provided by (used for) operating activities	        662,840	  (9,764,821)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (2,273,204)	   (2,241,533)

Net cash used for financing activities	   (2,273,204)	   (2,241,533)

Net decrease in unrestricted cash	(1,610,364)	(12,006,354)

Unrestricted cash at beginning of period	  34,746,433	   52,556,192

Unrestricted cash at end of period	   33,136,069	   40,549,838







	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Diversified Futures Fund Limited Partnership (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclass-ifications have no impact on the Partnership?s reported net income
(loss).

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

Effective February 1, 2006, the monthly management fee, payable by the Partnership to VK Capital Inc., was reduced from 1/4 of 1% (a 3% annual rate) to 1/6 of 1% (a 2% annual rate). Also, effective February 1, 2006, the quarterly incentive fee, payable by the Partnership to VK Capital Inc., was increased from 15% to 20%.
       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

       DEAN WITTER DIVERSIFIED FUTURES FUND LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                   Net Unrealized Gains/(Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                     $           $             $

Mar. 31, 2006    1,779,677	(759,920)	 1,019,757	 Dec. 2007    Jun. 2006
Dec. 31, 2005    1,240,235	 648,810	 1,889,045	 Sep. 2006    Mar. 2006


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.



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

net unrealized gains (losses) on all open futures and forward contracts, which funds, in the aggregate, totaled $39,152,407 and $38,697,359 at March 31, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership?s results depend on the Trading Manager and the ability of the Trading Manager?s trading programs to take advantage of price movements in the futures and forwards markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Manager trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Manager or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Manager?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit
(loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $2,106,843 and expenses totaling $729,657, resulting in net income of $1,377,186 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $1,001.71 at December 31, 2005 to $1,039.09 at March 31,
2006.

The most significant trading gains of approximately 5.0% were recorded in the global stock index futures markets from long positions in European, Australian, and Japanese stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Additional gains of approximately 2.3% were experienced in the metals markets during January and March from long positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S.
Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the global interest rate futures markets, gains of approximately 0.7% were recorded, primarily during March, from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended
       lower amid strength in regional equity markets and
investor sentiment that interest rates in the United States, the European Union, and Japan will rise. A portion of these gains for the quarter was offset by losses of approximately 2.5% in the currency markets from long U.S. dollar positions versus the Japanese yen, Swiss franc, and the Australian dollar as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve would soon come to an end.
Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Japanese yen, euro, and the Australian dollar as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates will continue to increase. Smaller losses were incurred during March from long U.S. dollar positions relative to the Swiss franc as the value of the franc reversed higher in tandem with European currencies after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 1.7% were experienced in the energy markets during February from long positions in crude oil futures as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Smaller losses of approximately 0.3% were recorded in the agricultural markets, primarily during February, from long positions in coffee futures as prices declined on news of crop growth and higher harvest rates from Brazil, the world?s largest coffee producer. Elsewhere in the agricultural sector, losses were experienced from both long and short positions in cotton and cocoa as prices moved without consistent direction throughout a majority of the quarter amid conflicting news regarding supply and demand.


For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(7,696,490) and expenses totaling $1,180,360, resulting in a net loss of $8,876,850 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $1,285.56 at December 31, 2004 to $1,097.97 at March 31,
2005.

The most significant trading losses of approximately 15.4% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany, the European Union?s largest economy. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless pattern amid speculation that China would re-value its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit and U.S. dependence on foreign investment, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. Additional losses of approximately 1.7% were recorded in the global interest rate futures markets, primarily during March, from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month as investors feared that continued strength in the currency could restrict foreign exports. Prices were also pushed higher on the expectations that Europe would
       continue to maintain a low-interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. Smaller losses of approximately 0.3% were recorded in the global stock index futures markets, primarily during January and March, from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved lower due to weakness in the technology sector and fears that higher energy prices will restrict the economic growth of the region. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.9% in the energy markets during March from long futures positions in natural gas as prices moved higher in tandem with rising crude oil prices. Within the crude oil markets, gains were recorded from long futures positions in February and March as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman
Sachs that oil prices could reach $105 a barrel.   Smaller gains
of approximately 0.2% were recorded in the metals markets during February and March from long positions in copper and aluminum as prices increased due news of continued strong demand from the developing economies of Asia.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $37 million and $50 million, respectively.

Primary Market           March 31, 2006        March 31, 2005
Risk Category	  	     Value at Risk          Value at Risk

Interest Rate			    (1.78)%			  (1.69)%

Equity				    (1.12)	 	  	   	  (2.80)

Currency		  		    (0.50)				  (1.16)

Commodity		  		    (0.72)				  (4.54)

Aggregate Value at Risk	    (2.55)%	    		  (6.62)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High       Low      Average
Interest Rate					(1.87)%	 (0.75)%	  (1.42)%

Equity						(2.89)	 (0.49)	  (1.29)

Currency						(1.26)	 (0.50)	  (0.86)

Commodity 						(1.17)	 (0.40)	  (0.73)

Aggregate Value at Risk			(3.07)%	 (1.52)%	  (2.23)%



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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 89% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2006, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Interest Rate. At March 31, 2006, the primary market exposure of the Partnership was to the global interest rate sector. Exposure was primarily spread across European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at March 31, 2006 was to the global stock index sector, primarily to
       equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2006, the Partnership?s primary exposures were to the DAX (Germany) and the NIKKEI 225 (Japan) stock index. The Partnership is typically exposed to the risk of adverse price trends or static markets in the Asian, U.S., and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At March 31, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to the euro and the British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals.  At March 31, 2006, the
Partnership had market exposure to the markets that comprise these sectors.  Most of the exposure was to the cotton, corn, coffee, soybeans, wheat, and soybean meal markets.  Supply and demand inequalities, severe weather disruptions, and market
expectations affect price movements in these markets.
Metals.  	At March 31, 2006, the Partnership had market exposure
in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, and zinc and precious metals, such as gold.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Manager utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2006, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was to futures contracts in natural gas, crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the
       future.  Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in Australian dollars, British pounds, and euros. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and
Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

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




                      Dean Witter Diversified Futures
                       Fund Limited Partnership
                       (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2006          By:/s/Kevin Perry
                            Kevin Perry
                            Chief Financial Officer





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