Form 10-K
period 2006-12-31
MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
filed 2007-03-23
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2006 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes       No  X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or the Section 15(d) of the Act.  Yes       No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$35,243,842 at June 30, 2006.


	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


	       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
(formerly, Dean Witter Diversified Futures Fund Limited Partnership)
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2006
Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . . 1
Part I .

	Item 1.	 	Business . . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item 1A.	Risk Factors . . . . .  . . . . . . . . . . . . . . . . . .6

	Item 1B.	Unresolved Staff Comments. . . . .. . . . . . . . . . . . .7

	Item 2. 	Properties . . . . . . . . . . . . . . . . . . . . . . . . 7

 	Item 3. 	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 7

	Item 4. 	Submission of Matters to a Vote of Security Holders. . . . 7

Part II.

	Item 5.		Market for Registrant's Partnership Units
            and Related Security Holder Matters. . . . . . . . . . . . 8

	Item 6.		Selected Financial Data. . . . . . . . . . . . . . . . . . 9

 	Item 7. 	Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . 10-31

	Item	 7A. Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . . . 31-44

	Item 8.		Financial Statements and Supplementary Data. . . . . . 44-45

	Item 9.		Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . .45

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . .45-48

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 48

Part III.

	Item 10. 	Directors, Executive Officers and Corporate
			Governance. . . . . . . . . . . . . . . . . . . . . . .49-56

	Ite	m 11.	Executive Compensation . . . . . . . . . . . . . . . . . .56

	Item 12.	Security Ownership of Certain Beneficial Owners
            and Management and Related Security Holder Matters . . 56-57

	Item 13.	Certain Relationships and Related Transactions,
			and Director Independence . . . . . . . . . . . . . . . . 57

	Item 14.	Principal Accountant Fees and Services. . . . . . . . .57-59
Part IV.
	Item 15.	Exhibits and Financial Statement Schedules . . . . . . 60-61


	DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                 Part of Form 10-K


     Partnership?s Prospectus dated
     June 30, 1995                                      I

     Annual Report to Morgan Stanley
     Diversified Futures Fund
     L.P. (formerly, Dean Witter
     Diversified Futures Fund Limited
     Partnership) Limited Partners
     for the year ended December 31, 2006         II, III, and IV

























       PART I
Item 1.  BUSINESS

(a) General Development of Business. Morgan Stanley Diversified Futures Fund L.P. (formerly known as Dean Witter Diversified Futures Fund Limited Partnership) (the ?Partnership?) is a Delaware limited partnership organized in 1987 to engage primarily in the speculative trading of futures and forward contracts, and effective November 1, 2006, options on futures contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership commenced trading operations on April 14, 1988.

Effective July 20, 2006, Dean Witter Diversified Futures Fund
Limited Partnership was renamed to Morgan Stanley Diversified
Futures Fund L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). MS&Co. acts as the counterparty on all of the foreign currency forward contracts. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnership?s principal U.S.
       commodity broker?dealer.  Prior to September 15, 2006, the trading manager was VK Capital Inc. (?VK Capital?). Demeter, Morgan Stanley DW, MS&Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.

Effective April 28, 2005, Morgan Stanley Futures & Currency
Management Inc. changed its name to VK Capital Inc.

Demeter terminated the management agreement with VK Capital as of September 15, 2006. Consequently, VK Capital ceased all futures interest trading on behalf of the Partnership as of September 15, 2006 and trading terminated within the Partnership as of such date.

On October 9, 2006, Demeter entered into a management agreement with Hyman Beck & Company Inc. (?Hyman Beck? or the ?Trading Advisor?) to serve as the sole Trading Advisor to the Partnership effective November 1, 2006, and trades the Net Assets of the Partnership pursuant to its Global Portfolio trading program.

The Partnership began the year at a net asset value per unit of limited partnership interest (?Unit(s)?) of $1,001.71 and returned 5.1% to $1,053.24 on December 31, 2006. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forward, and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options, pursuant to trading instructions provided by its Trading Advisor. For a detailed description of the different facets of the Partnership?s business, see those portions of the Partnership?s prospectus, dated June 30, 1995 (the ?Prospectus?), incorporated by reference in this Form 10-K, set forth below:

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



(d) Financial Information About Geographic Areas. The Partner-ship has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

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

Item 1A.  RISK FACTORS
The following risk factors contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor.

The Partnership is in the business of speculative trading of futures, forwards, and options. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s
       Discussion and Analysis of Financial Condition and Results
of Operations? and Item 7A ?Quantitative and Qualitative Disclosures About Market Risk?.

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

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                               PART II
Item 5.  MARKET FOR REGISTRANT'S PARTNERSHIP UNITS AND RELATED
          SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for the Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2006, was approximately 3,464.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on April 14, 1988. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.









       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)




                                          For the Years Ended December 31,
                             2006         2005      _  2004  _       2003  _       2002
Total Trading Results
including interest
income                    4,284,581		   (9,153,083)   1,458,255      251,818	     31,397,106


Net Income (Loss)         2,005,478		  (13,159,747) 	 (3,604,724)  (9,172,404)	    21,236,293


Net Income (Loss)
Per Unit (Limited
& General Partners)           51.53		 (283.85)	      (61.65)     (181.61)	        338.35


Total Assets  	           31,855,882     39,446,509   62,468,965    73,003,365	    91,900,314


Total Limited
Partners? Capital     	   30,865,627     38,064,633	  	60,558,644    70,988,827    88,266,372


Net Asset Value
Per Unit               	    1,053.24       1,001.71     1,285.56      1,347.21      1,528.82










Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan
Stanley DW as non-clearing broker, and MS&Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the
       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is
       not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles
       generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $4,284,581 and expenses totaling $2,279,103,
       resulting in net income of $2,005,478 for the year ended
December 31, 2006. The Partnership?s net asset value per Unit increased from $1,001.71 at December 31, 2005, to $1,053.24 at December 31, 2006. Total redemptions for the year were $9,269,914 and the Partnership?s ending capital was $31,207,135 at December 31, 2006, a decrease of $7,264,436 from ending capital at December 31, 2005, of $38,471,571.

The most significant trading gains of approximately 9.5% were experienced within the metals markets from long futures positions in copper, aluminum, zinc, and nickel futures as prices strengthened amid weak supplies, forecasts for continued buying in China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, long positions in gold and silver futures resulted in gains as prices trended higher on persistent demand from foreign central banks and continued geopolitical concern. Additional gains of approximately 2.5% were recorded in the global interest rate sector, primarily during March and April, from short positions in European and U.S. fixed-income futures. Rising equity prices and strong economic growth out of the Euro-Zone pressured European fixed-income futures prices lower, while U.S. fixed-income futures prices declined following the release of consistently strong economic data and investor sentiment that the U.S. Federal Reserve would continue to increase interest rates to combat inflation. Additional gains in the global interest rate sector were recorded
       during August from long positions in long-term Japanese and U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. Japanese fixed-income futures prices also increased after lower than expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near future, while U.S. interest rate futures prices were supported higher by government reports showing soft inflation data. A portion of the Partnership?s gains for the year was offset by losses of approximately 3.4% incurred in the energy markets primarily during February from long positions in crude oil futures as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Additional losses were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. In June, short futures positions in crude oil and its related products incurred further losses as prices reversed higher amid reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Additional losses of approximately 2.0% were experienced
       within the currency sector from long U.S. dollar positions versus the Australian dollar and Japanese yen as the U.S. dollar?s value reversed lower during January on expectations that the U.S. Federal Reserve?s interest rate tightening campaign would come to an end. Also pressuring the value of the U.S. dollar lower was speculation that several major central banks would diversify some of their assets away from the U.S. dollar. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Australian dollar and Japanese yen as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. During June, long positions in the Japanese yen versus the U.S. dollar recorded further losses as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th
consecutive interest rate hike.   Meanwhile, the value of the
Japanese yen declined during the first half of June relative to the U.S. dollar after comments from Bank of Japan Governor Toshihiko Fukui implied that the Bank of Japan would not raise
       interest rates in the near-term, thus continuing Japan?s
?zero interest rate policy?. Losses were also experienced during July and May from short positions in the British pound versus the euro and U.S. dollar as the British pound strengthened on solid housing and consumer-price data out of the United Kingdom. During July and September, losses were recorded from long and short positions in the U.S. dollar against the Australian dollar, Swiss franc, and euro as the value of the U.S. dollar moved in a trendless pattern amid uncertainty regarding the future of the U.S. Federal Reserve?s interest rate policy. Finally in December, losses were from long positions in the Japanese yen, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies after a government report showed a drop in U.S. workers filing first-time jobless claims. Additionally, the value of the Japanese yen weakened against the U.S. dollar after news reports indicating that the Bank of Japan would not increase interest rates, and news that real Gross Domestic Product in Japan was weaker than expected. Within the global stock index sector, losses of approximately 1.1% were recorded from long positions in U.S., European, and Hong Kong stock index futures as prices declined during May due to inflation concerns and uncertainty regarding global interest rate policy. Further losses in the global stock index sector were incurred during June from short positions in U.S. and Hong Kong stock index futures as prices reversed higher on hopes of a pause in the U.S. interest rate tightening campaign. Smaller losses of approximately 1.0% were incurred in the agricultural complex during May from short positions in corn futures as prices rose on news of strong demand and bullish export data. Additional losses were incurred from short positions in corn as prices continued to increase during July and August on reports of low inventories and as demand remained high amid an increase in ethanol production. Elsewhere in the agricultural complex, losses were recorded, primarily during February, from long positions in coffee futures as prices declined on news of crop growth and higher harvest rates from Brazil. In addition, losses were recorded in August from short positions in coffee futures as prices increased on concerns of tight supplies amid speculation of lower production and increased demand. Meanwhile, losses were experienced from both long and short positions in cocoa futures as prices moved without consistent direction throughout a majority of the year amid conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $(9,153,083) and expenses totaling $4,006,664, resulting in a net loss of $13,159,747 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $1,285.56 at December 31, 2004, to $1,001.71 at December 31,
2005. Total redemptions for the year were $9,689,976 and the Partnership?s ending capital was $38,471,571 at December 31, 2005,
       a decrease of $22,849,723 from ending capital at December
31, 2004, of $61,321,294.

The most significant trading losses of approximately 19.9% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of 2004. This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would re-value its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred from long U.S.
       dollar positions against the euro, Swedish krona, and Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in the euro versus the British pound cross-rate. Finally, during September, losses were incurred from short U.S. dollar positions against the euro, Swiss franc, and Swedish krona as the value of the U.S. dollar increased on expectations that the U.S. Federal Reserve would most likely
continue to raise interest rates.   Additional losses of
approximately 5.8% were recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month. Prices were also pushed higher on expectations that Europe would continue to maintain a low interest rate environment, as well as economic concerns stemming from surging energy prices. Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data,
       uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Within the agricultural complex, losses of approximately 2.8% were recorded from both long and short positions in corn futures during March, April, May, June, and December as prices moved without consistent direction throughout most of the year due to conflicting news regarding supply and demand and weather related factors in the U.S. growing regions. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to speculative buying and news of a decrease in supply. Further losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China. Smaller losses were experienced during February, March, and September from positions in cocoa futures. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 3.4% in the global stock index futures markets during May, June, July, September, and November from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro. Elsewhere gains were recorded during the fourth quarter from long positions in Japanese stock index futures as prices moved higher on a reduction in energy prices and general investor optimism about the future of the Japanese economy. Additional gains of approximately 2.2% were experienced in the energy markets during August from long futures positions in
       natural gas as prices climbed higher after Hurricane
Katrina struck the U.S. Gulf Coast. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina. Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. Within the metals markets, gains of approximately 1.1% were recorded during February, March, May, October, November, and December from long positions in copper, nickel, aluminum, and zinc futures as prices strengthened amid persistent demand from China.
The Partnership recorded total trading results including interest income totaling $1,458,255 and expenses totaling $5,062,979, resulting in a net loss of $3,604,724 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $1,347.21 at December 31, 2003, to $1,285.56 at December 31,
2004. Total redemptions for the year were $6,862,033 and the Partnership?s ending capital was $61,321,294 at December 31, 2004, a decrease of $10,466,757 from ending capital at December 31, 2003, of $71,788,051.

The most significant trading losses of approximately 12.1% were recorded in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced
       primarily during the first and second quarters from both long and short positions in the yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility. Conflicting economic data regarding a Japanese economic recovery, uncertainty regarding currency market interventions by the Bank of Japan, geopolitical concerns stemming from instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates contributed to the yen?s trendless movements. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? during the first and second quarters in tandem with the value of the Japanese yen. The price volatility in the Japanese yen also resulted in losses from cross-rate positions in the euro versus the Japanese yen for the aforementioned reasons. In the third quarter, volatility in the euro was responsible for losses in euro/Japanese yen cross-rate positions as the value of the euro moved in a trendless pattern due to higher energy prices and uncertainty about the direction of the European economy. Finally, losses were recorded from long positions in the British pound relative to the euro, primarily during December, as the value of the pound reversed lower following news that the Bank of England was considering an interest rate cut and the release of weaker than expected British economic data. Additional losses of approximately 2.9% were incurred in the metals markets, primarily during April and December, from long futures positions in gold as
<pages> prices weakened due to strength in the U.S. dollar and stronger than expected economic data. Elsewhere in the metals markets, losses were recorded primarily during July and September from short positions in nickel futures as prices increased on continued demand from China and reports of lower than expected inventories. Smaller losses were incurred during December from positions in nickel futures as prices moved without consistent direction due to volatility in the currency markets and conflicting news regarding supply and demand. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 5.6% in the global interest rate futures markets from long positions in European interest rate futures during February, March, August, and September as prices trended higher on uncertainty in the global equity markets, disappointing economic data, safe-haven buying amid major geopolitical concerns, and a surge in oil prices. Further gains from long positions in European interest rates were recorded in the fourth quarter as prices continued to trend higher for the aforementioned reasons, in addition to the rise in the value of the euro. Additional gains of approximately 4.7% were recorded in the energy markets. During much of the year long positions in crude oil and its related products profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, might break up or stop selling oil, major production disruptions in the Gulf of Mexico, growing civil unrest in Nigeria, and the
       threat of a national strike in Norway. In December, smaller gains resulted from newly established short positions in crude oil as prices declined on news of a full recovery in production within the Gulf of Mexico, increased output from OPEC, warmer weather in the U.S., and reports of abundant supply. Within the agricultural sector, gains of approximately 2.1% were experienced during January, March, and June from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of increased inventories, and weaker export demand. Elsewhere in the agricultural markets, gains were recorded from short positions in cotton futures, primarily during March, April, June, and July, as prices trended lower amid rising supplies and news of a consistent decline in demand from China. Smaller gains of approximately 1.6% were recorded in the global stock index futures markets, primarily during December, from long positions in Australian equity index futures as prices moved higher on positive investor sentiment and speculation that interest rates in that country would remain at current levels throughout 2005. Gains were also recorded during December from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved higher due to strong earnings from the technology sector and optimism that the Japanese economy was finally in full recovery and may, thereby, boost the entire Asian region.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2006 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

The Partnership?s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility,
       resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Advisor?s internal controls, the Trading Advisor must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Advisor and Demeter monitor the Partnership?s trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership?s trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-
       performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS&Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In July 2006, the Financial Accounting Standards Board (?FASB?) issued Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ?Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements? (?SAB No. 108?) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to
       apply an approach that considers the amount by which the current year income statement is misstated (?rollover approach?) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (?iron-curtain approach?). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnership as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners? Capital for those prior year misstatements that were not material under the Partnership?s prior approach, but are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Financial Statements.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

       The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation
       Reform Act of 1995 (set forth in Section 27A of the
Securities  Act of 1933 and Section 21E of the Securities Exchange
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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR
       typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2006 and 2005. At December 31, 2006 and 2005, the Partnership?s total capital-ization was approximately $31 million and $38 million, respectively.

Primary Market        December 31, 2006   December 31, 2005
Risk Category           Value at Risk       Value at Risk

Currency				   (0.90)%		  (0.52)%


Equity				   (0.65)	       	  (0.49)

Interest Rate			   (0.54)     		  (0.75)

Commodity                   (0.45)	    		  (1.17)

Aggregate Value at Risk     (1.20)%      	  (1.52)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could
       positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2006, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2006, through December 31, 2006.

Primary Market Risk Category        High       Low       Average
Currency						(0.90)%	   -		   (0.43)%
Equity						(1.12)	   -		   (0.44)
Interest Rate					(1.78)	   -		   (0.73)
Commodity						(0.72)	   -	  	   (0.42)
Aggregate Value at Risk		     (2.55)%	   -		   (1.14)%





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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2005, and for the four quarter-end reporting periods during calendar year 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or
       that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2006, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are
       statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Currency.  At December 31, 2006, the largest market
exposure of the Partnership was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2006, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The second largest market exposure of the Partnership at December 31, 2006, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At December 31, 2006, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), CAC 40 (France), DAX (Germany), S&P 500 (U.S.), and FTSE 100 (Britain) stock indices. The Partnership is exposed to the
       risk of adverse price trends or static markets in the
European, Asian, and U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At December 31, 2006, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity:
       Soft Commodities and Agriculturals.  The third largest market exposure of the Partnership at December 31, 2006, was to the markets that comprise these sectors. Most of the exposure was to the coffee, sugar, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	At December 31, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At December 31, 2006, the Partnership?s third largest market exposure was to the energy sector. The
Partnership?s primary energy exposure was to futures contracts in natural gas. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2006, were in British pounds, euros, Japanese yen, Canadian dollar, Swiss franc, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

       Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter   Total Trading Results         Net       Net Income/(Loss)
Ended   including interest income   Income/(Loss)      Per Unit

2006
March 31         $ 2,106,843      $  1,377,186          $ 37.38
June 30            1,307,821           644,527            12.27
September 30         (64,172)         (625,685)          (17.78)
December 31          934,089           609,450            19.66

Total            $ 4,284,581      $  2,005,478         $  51.53


2005
March 31         $(7,696,490)     $ (8,876,850)        $(187.59)
June 30             (387,174)       (1,458,663)          (30.53)
September 30        (874,074)       (1,801,442)          (40.86)
December 31         (195,345)       (1,022,792)          (24.87)

Total            $(9,153,083)     $(13,159,747)       $ (283.85)



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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006.

Item 9B.  OTHER INFORMATION
None.

PART III
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 41, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director of Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran
       joined the firm in 1979 and has held various positions in
Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 41, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of Morgan Stanley?s Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his MBA from New York University?s Leonard
N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 48, is a Director of Demeter. Mr. Handler serves as an Executive Director of Morgan Stanley?s Global Wealth Management Group. Mr. Handler works in Morgan Stanley?s Capital Markets Division as Equity Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan
       Stanley DW Best Execution Committee and manages the Global
Wealth Management Group?s Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 45, is a Director of Demeter. Mr. Gueren is Executive Director, Retail Options and Transactional Futures at Morgan Stanley. He is responsible for marketing the options product to the firm?s approximately 400 offices and 8,000 Financial Advisors. Mr. Gueren first joined Dean Witter in August 1986, as a member of the Options Strategy/Trading team. In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered
       Options Principal.  He is a member of several Morgan
Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Retail Advisory committees for the Chicago Board Options Exchange, the American Stock Exchanges, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for the NASD and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 38, is a Director of Demeter. Mr. McGrath is a Managing Director and the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. In this role, Mr. McGrath oversees the flow of new products and services being offered through Global Wealth Management in the United States. He coordinates the firm?s New Product Committee as well as being a voting member on the committee. He is also a voting member of the Global Wealth Management Alternative Investments Due Diligence Committee, the Global Wealth Management Insurance Due Diligence Committee, and the Portfolio Architect Oversight Committee, and is a member of the Global Advisor Research Due Diligence Committee. Mr. McGrath joined Morgan Stanley in 2004, after three years with Nuveen
       Investments, a publicly traded investment management
company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peters College in 1990 and his MBA in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 39, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for Morgan Stanley?s Global Wealth Management Group, and serves as a member of the group?s Executive Committee. One of the largest businesses of its kind in the world with $640 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley in March 2006, Mr. Saperstein was with Merrill Lynch as First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and
       Analysis team.  Mr. Saperstein joined Merrill Lynch in
November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 37, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments of Morgan Stanley?s Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an MBA in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in finance from Tulane University in 1991.

       Effective November 6, 2006, Mr. Lee Horwitz, age 55, is
the Chief Financial Officer of Demeter and a Principal of Demeter. Mr. Horwitz currently serves as an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.
All of the foregoing directors have indefinite terms.

Effective May 1, 2006, Mr. Jeffrey A. Rothman resigned his position as a Director of Demeter.

Effective May 1, 2006, Mr. Richard A. Beech resigned his position as a Director of Demeter.

Effective May 1, 2006, Ms. Shelley Hanan resigned her position as a Director of Demeter.

Effective November 6, 2006, Mr. Kevin Perry resigned his position as Chief Financial Officer of Demeter.

The Audit Committee
       The Partnership is operated by its general partner,
Demeter, and has no audit committee and, thus, no audit committee financial expert.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners ? At December 31, 2006, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management ? At December 31, 2006,
Demeter owned 324.245 Units of general partnership interest, representing a 1.09 percent interest in the Partnership.

(c)	Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE

Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $1,392,699 for the year ended December 31, 2006. In its capacity as the Partnership?s Trading Advisor, Hyman Beck received management fees of $79,584 for two months in the year ended December 31, 2006, and VK Capital received management fees of $559,653 for eight and a half months in the year ended December 31, 2006.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December 31, 2006.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $38,907 for the year ended December 31, 2006, and $36,596 for the year ended December 31, 2005.

(2)	Audit-Related Fees. None.

(3)	  Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2006 and 2005 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December
31, 2006, 2005, and 2004.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2006 and
2005.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2006, 2005, and 2004.

-	Notes to Financial Statements.



With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2006, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
       No Financial Statement schedules are required to be
filed with this report.

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

                            MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
                                 (Registrant)

                            BY:  Demeter Management Corporation,
                                 General Partner

March 23, 2007             BY:  /s/  Walter Davis
                                     Walter Davis, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    		March 23, 2007
	  	Walter Davis, President

    /s/    Frank Zafran	              	March 23, 2007
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		March 23, 2007
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		March 23, 2007
	    	Harry Handler, Director

    /s/ 	Richard Gueren	                 		March 23, 2007
	 	Richard Gueren, Director

    /s/	Michael McGrath		                 	March 23, 2007
	  	Michael McGrath, Director

    /s/  	Andrew Saperstein	                 	March 23, 2007
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 	March 23, 2007
	    	Jacques Chappuis, Director

    /s/  	Lee Horwitz			                 	March 23, 2007
	    	Lee Horwitz, Chief Financial Officer




       EXHIBIT INDEX

ITEM

3.01 	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of June 30, 1995, is incorporated by reference to Exhibit 3.01 of the Partnership?s
Registration Statement on Form S-1 (File No. 33-90360).

3.02 	Certificate of Limited Partnership, dated November 25,
1987, is filed herewith.

3.02(a)	Certificate of Amendment to the Certificate of Limited
Partnership, dated July 20, 2006 (changing its name from
Dean Witter Diversified Futures Fund Limited
Partnership) is incorporated by reference to Exhibit
3.02 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on July 26, 2006.

10.01	Management Agreement among the Partnership, Demeter, and
Hyman Beck & Company, Inc. dated as of November 1, 2006, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-23577) filed with the
Securities and Exchange Commission on October 13, 2006.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May
19, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November
13, 2001.

10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
23577) filed with the Securities and Exchange Commission on November 13, 2001.

10.04	  Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13,
2001.

  10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to
Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-
23577) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	December 31, 2006, Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


E?2

                                                                    Diversified
                                                                        Futures
                                                                           Fund

          December 31, 2006
          Annual Report

    [LOGO]

Morgan Stanley

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for the Fund. Past performance is no guarantee of future results.



                             1988     1989 1990 1991 1992 1993 1994 1995  1996  1997 1998  1999  2000 2001 2002  2003  2004
FUND                          %        %    %    %    %    %    %    %     %     %    %     %     %    %    %     %     %
-----------------------------------------------------------------------------------------------------------------------------
Diversified Futures Fund     31.8     18.2 50.4 23.9 16.7 6.6  7.7  (4.6) (2.7) 12.0 6.2  (11.1) 22.0 1.3  28.4 (11.9) (4.6)
                         (8 1/2 mos.)
-----------------------------------------------------------------------------------------------------------------------------

                                     INCEPTION-  COMPOUND
                                      TO-DATE   ANNUALIZED
                          2005  2006   RETURN     RETURN
FUND                       %     %       %          %
----------------------------------------------------------
Diversified Futures Fund (22.1) 5.1    317.6       7.9

----------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, New York 10017
Telephone (212) 905-2700

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
ANNUAL REPORT
2006

Dear Limited Partner:

  This marks the nineteenth annual report for the Morgan Stanley Diversified Futures Fund L.P. (formerly Dean Witter Diversified Futures Fund Limited Partnership) (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,001.71 and returned 5.1% to $1,053.24 on December 31, 2006. The Fund returned 317.6% since it began trading in April 1988 (a compound annualized return of 7.9%).

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

  Effective September 15, 2006, Demeter Management Corporation ("Demeter"), the general partner of the Fund, decided to remove VK Capital, Inc. ("VK Capital") as the sole trading manager to the Fund. Consequently, VK Capital ceased all futures interests trading on behalf of the Fund as of that date. On October 9, 2006, Demeter and Hyman Beck & Company, Inc. ("Hyman Beck") entered into a management agreement in which Hyman Beck, as of November 1, 2006, trades the Fund's assets pursuant to its Global Portfolio trading program. The Fund pays Hyman Beck a monthly management fee equal to 1/12 of 1.5% (a 1.5% annual rate), as well as an incentive fee equal to 20% of the trading profits earned by the Fund as of the end of each calendar quarter.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 330 Madison Avenue, 8th Floor, New York, New York 10017 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Walter J. Davis
Walter J. Davis
Chairman of the Board of Directors and President
Demeter Management Corporation,
General Partner of
Morgan Stanley Diversified Futures Fund L.P.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

                                     [CHART]

                     Year ended December 31, 2006
                     ----------------------------
Currencies                    -1.98%
Interest Rates                -2.55%
Stock Indices                  1.12%
Energies                      -3.41%
Metals                         9.52%
Agriculturals                 -0.97%


Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were experienced within the metals markets from long futures positions in copper, aluminum, zinc, and nickel futures as prices strengthened amid weak supplies, forecasts for continued buying in China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, long positions in gold and silver futures resulted in gains as prices trended higher on persistent demand from foreign central banks and continued geopolitical concern.

.. Additional gains were recorded in the global interest rate sector, primarily during March and April, from short positions in European and U.S. fixed-income futures. Rising equity prices and strong economic growth out of the Euro-Zone pressured European fixed-income futures prices lower, while U.S. fixed-income futures prices declined following the release of consistently strong economic data and investor sentiment that the U.S. Federal Reserve would continue to increase interest rates to combat inflation. Additional gains in the global interest rate sector were recorded during August from long positions in long-term Japanese and U.S.
   fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. Japanese fixed-income futures prices also increased after lower than expected

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

 inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near future, while U.S. interest rate futures prices were supported higher by government reports showing soft inflation data.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were incurred in the energy markets primarily during February from long positions in crude oil futures as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Additional losses were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. In June, short futures positions in crude oil and its related products incurred further losses as prices reversed higher amid reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico.

..  Additional losses were experienced within the currency sector from long U.S.
   dollar positions versus the Australian dollar and Japanese yen as the U.S. dollar's value reversed lower during January on expectations that the U.S. Federal Reserve's interest rate tightening campaign would come to an end. Also pressuring the value of the U.S. dollar lower was speculation that several major central banks would diversify some of their assets away from the U.S. dollar. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Australian dollar and Japanese yen as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase.
   The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. During June, long positions in the Japanese yen versus the U.S. dollar recorded further losses as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments between the U.S. and Iran regarding Iran's nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal
   Reserve's 17th consecutive interest rate hike. Meanwhile, the value of the Japanese yen declined during the first half of June relative to the U.S. dollar after comments from Bank of Japan Governor Toshihiko Fukui implied that the Bank of Japan

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

 would not raise interest rates in the near-term, thus continuing Japan's "zero interest rate policy". Losses were also experienced during July and May from short positions in the British pound versus the euro and U.S. dollar as the British pound strengthened on solid housing and consumer-price data out of the United Kingdom. During July and September, losses were recorded from long and short positions in the U.S. dollar against the Australian dollar, Swiss franc, and euro as the value of the U.S. dollar moved in a trendless pattern amid uncertainty regarding the future of the U.S. Federal Reserve's interest rate policy. Finally in December, losses were from long positions in the Japanese yen, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies after a government report showed a drop in U.S. workers filing first-time jobless claims. Additionally, the value of the Japanese yen weakened against the U.S. dollar after news reports indicating that the Bank of Japan would not increase interest rates and news that real Gross Domestic Product in Japan was weaker than expected.

.. Within the global stock index sector, losses were recorded from long positions in U.S., European, and Hong Kong stock index futures as prices declined during May due to inflation concerns and uncertainty regarding global interest rate policy. Further losses in the global stock index sector were incurred during June from short positions in U.S. and Hong Kong stock index futures as prices reversed higher on hopes of a pause in the U.S. interest rate tightening campaign.

.. Smaller losses were incurred in the agricultural complex during May from short positions in corn futures as prices rose on news of strong demand and bullish export data. Additional losses were incurred from short positions in corn as prices continued to increase during July and August on reports of low inventories and as demand remained high amid an increase in ethanol production. Elsewhere in the agricultural complex, losses were recorded, primarily during February, from long positions in coffee futures as prices declined on news of crop growth and higher harvest rates from Brazil. In addition, losses were recorded in August from short positions in coffee futures as prices increased on concerns of tight supplies amid speculation of lower production and increased demand. Meanwhile, losses were experienced from both long and short positions in cocoa futures as prices moved without consistent direction throughout a majority of the year amid conflicting news regarding supply and demand.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Diversified Futures Fund L.P. (formerly Dean Witter Diversified Futures Fund Limited Partnership) (the "Partnership"), is responsible for the management of the Partnership.

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

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2006.

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

/s/ Walter J. Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Lee Horwitz
Lee Horwitz
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 9, 2007

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Diversified Futures Fund L.P. (formerly Dean Witter Diversified Futures Fund Limited Partnership) (the "Partnership") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership's internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Partnership and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 9, 2007

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Morgan Stanley Diversified Futures Fund L.P. (formerly Dean Witter Diversified Futures Fund Limited Partnership) (the "Partnership"), including the schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Diversified Futures Fund L.P. (formerly Dean Witter Diversified Futures Fund Limited Partnership) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2006 and 2005, the Partnership modified its classification of cash within the statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnership's internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 9, 2007

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                     ---------------------
                                                        2006       2005
                                                     ---------- ----------
                                                         $          $
                                    ASSETS
      Equity in futures interests trading accounts:
        Unrestricted cash                            30,147,827 34,746,433
        Restricted cash                               1,421,435  2,710,691
                                                     ---------- ----------
          Total Cash                                 31,569,262 37,457,124
                                                     ---------- ----------
        Net unrealized gain on open contracts
         (MS&Co.)                                       101,838  1,179,435
        Net unrealized gain on open contracts
         (MSIL)                                          77,188    709,610
                                                     ---------- ----------
          Total net unrealized gain on open
           contracts                                    179,026  1,889,045
                                                     ---------- ----------
          Total Trading Equity                       31,748,288 39,346,169
      Interest receivable (Morgan Stanley DW)           107,594    100,340
                                                     ---------- ----------
          Total Assets                               31,855,882 39,446,509
                                                     ========== ==========

                       LIABILITIES AND PARTNERS' CAPITAL

      LIABILITIES
      Redemptions payable                               491,468    745,648
      Accrued incentive fee                              64,875     --
      Administrative expenses payable                    52,917    127,837
      Accrued management fees                            39,487    101,453
                                                     ---------- ----------
          Total Liabilities                             648,747    974,938
                                                     ---------- ----------

      PARTNERS' CAPITAL
      Limited Partners (29,305.386 and
       37,999.829 Units, respectively)               30,865,627 38,064,633
      General Partner (324.245 and
       406.245 Units, respectively)                     341,508    406,938
                                                     ---------- ----------
          Total Partners' Capital                    31,207,135 38,471,571
                                                     ---------- ----------
          Total Liabilities and Partners' Capital    31,855,882 39,446,509
                                                     ========== ==========

      NET ASSET VALUE PER UNIT                         1,053.24   1,001.71
                                                     ========== ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF OPERATIONS

                                           FOR THE YEARS ENDED DECEMBER 31,
                                         -----------------------------------
                                            2006           2005        2004
                                         ----------    -----------  ----------
                                             $              $           $
  INVESTMENT INCOME
    Interest income
     (Morgan Stanley DW)                  1,354,793      1,075,980     600,427
                                         ----------    -----------  ----------

  EXPENSES
    Brokerage commissions
     (Morgan Stanley DW)                  1,392,699      2,316,531   2,857,725
    Management fees                         639,237      1,433,609   1,905,592
    Administrative expenses                  97,000        131,000     163,000
    Transaction fees and costs               83,527        125,524     136,662
    Incentive fee                            66,640         --          --
                                         ----------    -----------  ----------
     Total Expenses                       2,279,103      4,006,664   5,062,979
                                         ----------    -----------  ----------

  NET INVESTMENT LOSS                      (924,310)    (2,930,684) (4,462,552)
                                         ----------    -----------  ----------

  TRADING RESULTS
  Trading profit (loss):
    Realized                              4,639,807     (8,480,219)   (317,446)
    Net change in unrealized             (1,710,019)    (1,778,968)  1,154,150
                                         ----------    -----------  ----------
                                          2,929,788    (10,259,187)    836,704
    Proceeds from Litigation Settlement      --             30,124      21,124
                                         ----------    -----------  ----------
     Total Trading Results                2,929,788    (10,229,063)    857,828
                                         ----------    -----------  ----------

  NET INCOME (LOSS)                       2,005,478    (13,159,747) (3,604,724)
                                         ==========    ===========  ==========

  NET INCOME (LOSS) ALLOCATION:
  Limited Partners                        1,986,721    (12,998,039) (3,568,150)
  General Partner                            18,757       (161,708)    (36,574)

  NET INCOME (LOSS) PER UNIT:
  Limited Partners                            51.53        (283.85)     (61.65)
  General Partner                             51.53        (283.85)     (61.65)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                           UNITS OF
                          PARTNERSHIP   LIMITED     GENERAL
                           INTEREST     PARTNERS    PARTNER     TOTAL
                          ----------- -----------  --------  -----------
                                           $           $          $
       Partners' Capital,
       December 31, 2003  53,286.575   70,988,827   799,224   71,788,051
       Net loss               --       (3,568,150)  (36,574)  (3,604,724)
       Redemptions        (5,586.394)  (6,862,033)    --      (6,862,033)
                          ----------  -----------  --------  -----------
       Partners' Capital,
       December 31, 2004  47,700.181   60,558,644   762,650   61,321,294
       Net loss               --      (12,998,039) (161,708) (13,159,747)
       Redemptions        (9,294.107)  (9,495,972) (194,004)  (9,689,976)
                          ----------  -----------  --------  -----------
       Partners' Capital,
       December 31, 2005  38,406.074   38,064,633   406,938   38,471,571
       Net income             --        1,986,721    18,757    2,005,478
       Redemptions        (8,776.443)  (9,185,727)  (84,187)  (9,269,914)
                          ----------  -----------  --------  -----------
       Partners' Capital,
       December 31, 2006  29,629.631   30,865,627   341,508   31,207,135
                          ==========  ===========  ========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF CASH FLOWS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                     ------------------------------------
                                        2006         2005         2004
                                     ----------  -----------  -----------
                                         $            $            $
     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net income (loss)                2,005,478  (13,159,747)  (3,604,724)
     Noncash item included in net
      income (loss):
       Net change in unrealized       1,710,019    1,778,968   (1,154,150)
     (Increase) decrease in
      operating assets:
       Restricted cash                1,289,256    3,455,664    1,425,209
       Interest receivable
        (Morgan Stanley DW)              (7,254)     (23,511)     (36,467)
       Due from Morgan Stanley
        DW                               --            1,576       (1,576)
     Increase (decrease) in
      operating liabilities:
       Accrued incentive fee             64,875       --           --
       Administrative expenses
        payable                         (74,920)     (16,333)     (37,170)
       Accrued management fees          (61,966)     (48,701)     (28,994)
                                     ----------  -----------  -----------
     Net cash provided by (used for)
      operating activities            4,925,488   (8,012,084)  (3,437,872)
                                     ----------  -----------  -----------

     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Cash paid for redemptions of
      Units                          (9,524,094)  (9,797,675)  (6,863,512)
                                     ----------  -----------  -----------
     Net cash used for financing
      activities                     (9,524,094)  (9,797,675)  (6,863,512)
                                     ----------  -----------  -----------

     Net decrease in unrestricted
      cash                           (4,598,606) (17,809,759) (10,301,384)

     Unrestricted cash at beginning
      of period                      34,746,433   52,556,192   62,857,576
                                     ----------  -----------  -----------

     Unrestricted cash at end
      of period                      30,147,827   34,746,433   52,556,192
                                     ==========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $31,207,135                                 $              %              $               %
Commodity                                                               83,712         0.27           88,033          0.28
Equity                                                                 152,030         0.48            --              --
Foreign currency                                                        52,612         0.17          (24,884)        (0.08)
Interest rate                                                         (262,014)       (0.84)          89,200          0.29
                                                                     ---------        -----         --------         -----
  Grand Total:                                                          26,340         0.08          152,349          0.49
                                                                     =========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $38,471,571
Commodity                                                            1,068,764         2.78         (110,248)        (0.29)
Equity                                                                 294,879         0.76            --              --
Foreign currency                                                       665,362         1.73           91,758          0.24
Interest rate                                                          (27,190)       (0.07)            (342)          --
                                                                     ---------        -----         --------         -----
  Grand Total:                                                       2,001,815         5.20          (18,832)        (0.05)
                                                                     =========        =====         ========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $31,207,135                                $
Commodity                                                             171,745
Equity                                                                152,030
Foreign currency                                                       27,728
Interest rate                                                        (172,814)
                                                                    ---------
  Grand Total:                                                        178,689

  Unrealized Currency Gain                                                337
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      179,026
                                                                    =========

2005 PARTNERSHIP NET ASSETS: $38,471,571
Commodity                                                             958,516
Equity                                                                294,879
Foreign currency                                                      757,120
Interest rate                                                         (27,532)
                                                                    ---------
  Grand Total:                                                      1,982,983

  Unrealized Currency Loss                                            (93,938)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    1,889,045
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION.   Morgan Stanley Diversified Futures Fund L.P. (formerly Dean
Witter Diversified Futures Fund Limited Partnership) (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures and forward contracts, and, effective November 1, 2006, options on futures contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  Effective July 20, 2006, Dean Witter Diversified Futures Fund L.P. was renamed to Morgan Stanley Diversified Futures Fund L.P.
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW''). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited
("MSIL"). MS&Co. acts as the counterparty on all of the foreign currency forward contracts. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnership's principal U.S. commodity broker-dealer. Prior to September 15, 2006, the trading manager was VK Capital Inc. ("VK Capital"). Demeter, Morgan Stanley DW, MS&Co., MSIL, and VK Capital are wholly-owned subsidiaries of Morgan Stanley.
  Demeter terminated the management agreement with VK Capital as of September 15, 2006. Consequently, VK Capital ceased all futures interest trading on behalf of the Partnership as of September 15, 2006, and trading terminated within the Partnership as of such date. On October 9, 2006, Demeter entered into a management agreement with Hyman Beck & Company Inc. ("Hyman Beck" or the "Trading Advisor") to serve as the sole Trading Advisor to the Partnership effective November 1, 2006, and trade the Net Assets of the Partnership pursuant to its Global Portfolio trading program.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays the Partnership interest income on 80% of its average daily Net Assets for the month at a prevailing rate for U.S. Treasury bills. For the period from September 15, 2006 to November 1, 2006, when Hyman Beck commenced trading, Morgan Stanley DW paid the Partnership interest income on 100% of its average Net Assets for the month at the prevailing rate for U.S. Treasury bills. Effective November 1, 2006, Morgan Stanley DW resumed paying the Partnership interest income on 80% of its daily Net Assets for the month at the prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on Futures Interests.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

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

NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnership's Financial Statements, if any, is currently being assessed.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership's Financial Statements, if any, is currently being assessed.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated ("rollover approach") and an approach that considers the cumulative amount by which the current year balance sheet is misstated ("iron-curtain approach"). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnership as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners' Capital for those prior year misstatements that were not material under the Partnership's prior approach, but that are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnership's Financial Statements.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's Statements of Financial Condition.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half- turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW and MS&Co., respectively, charge parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the first day of each month. The Partnership did not pay any brokerage commissions from September 16, 2006 through October 31, 2006, given the absence of futures interest trading during this period.

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

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


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

LITIGATION SETTLEMENT. The Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership received settlement award payments in the amount of $21,124 during July 2004, and $30,124 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2006 and 2005 presentation. Such reclassifications have no impact on the Partnership's reported net income (loss).

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1. Management fees and incentive fees (if any) incurred by the Partnership were paid to VK Capital through September 15, 2006.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
3. TRADING ADVISOR
Prior to September 15, 2006, VK Capital was the trading manager to the Partnership. Effective October 9, 2006, Demeter, on behalf of the Partnership and itself, entered into a Management Agreement with Hyman Beck to make all trading decisions for the Partnership.
  Compensation to VK Capital and Hyman Beck by the Partnership consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Prior to February 1, 2006, the monthly management fee was paid to VK Capital and accrued daily at a rate of 1/4 of 1% (a 3% annual rate) of beginning of the month Net Assets.
  From February 1, 2006 through September 15, 2006, the monthly management fee was reduced to 1/6 of 1% (a 2% annual rate) of beginning of the month Net Assets.
  No management fee was paid from September 16, 2006 through October 31, 2006, given the absence of futures interest trading during this period.
  Effective November 1, 2006, the monthly management fee is paid to Hyman Beck and accrued daily at the rate of 1/12 of 1.5% (a 1.5% annual rate) of beginning of the month Net Assets, as defined in the Management Agreement.

INCENTIVE FEE. Prior to February 1, 2006, the Partnership paid a quarterly incentive fee to VK Capital equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter.
  From February 1, 2006 through September 15, 2006, the quarterly incentive fee was increased to 20% of the trading profits earned by the Partnership as of the end of each calendar quarter.
  No incentive fee was paid from September 16, 2006 through October 31, 2006, given the absence of futures interest trading during this period.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  Effective November 1, 2006, the Partnership pays to Hyman Beck a quarterly incentive fee equal to 20% of the trading profits earned by the Partnership as of the end of each calendar quarter. The initial incentive fee period began November 1, 2006, the date the Partnership began to receive trading advice from Hyman Beck, and continued until the end of the calendar quarter, December 31, 2006. Each subsequent incentive fee period will be calculated through the end of each calendar quarter. The Partnership paid an incentive fee based upon the performance of the Partnership beginning November 1, 2006, without regard to any losses previously incurred by the Partnership. Trading profits represent the amount by which profits from futures and forwards trading exceed losses after brokerage commissions, management fees, transaction fees and costs, and administrative expenses are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. Prior to September 15, 2006, in those instances in which limited partners redeemed Units, incentive fees earned (through the date of such redemptions) were paid to VK Capital on those Units redeemed in the month of such redemptions.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


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

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2006   151,298   27,728    179,026 Sep. 2007 Mar. 2007
             2005 1,240,235  648,810  1,889,045 Sep. 2006 Mar. 2006

  The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $31,720,560 and $38,697,359 at December 31, 2006 and 2005, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                             2006       2005       2004
                                          ---------  ---------  ---------
      PER UNIT OPERATING
       PERFORMANCE:
      NET ASSET VALUE, JANUARY 1:         $1,001.71  $1,285.56  $1,347.21
                                          ---------  ---------  ---------
      NET OPERATING RESULTS:
         Interest Income                      39.97      24.59      11.83
         Expenses                            (67.24)    (91.55)    (99.79)
         Realized Profit (Loss)              129.25    (176.93)      3.14
         Unrealized Profit ( Loss)           (50.45)    (40.65)     22.75
         Proceeds from Litigation
          Settlement                              -       0.69       0.42
                                          ---------  ---------  ---------
         Net Income (Loss)                    51.53    (283.85)    (61.65)
                                          ---------  ---------  ---------
      NET ASSET VALUE,
       DECEMBER 31:                       $1,053.24  $1,001.71  $1,285.56
                                          =========  =========  =========
      FOR THE CALENDAR YEAR:
      RATIOS TO AVERAGE NET
       ASSETS:
         Net Investment Loss                 (2.6)%     (6.4)%     (7.1)%
         Expenses before Incentive Fees       6.3 %      8.7 %      8.1 %
         Expenses after Incentive Fees        6.5 %      8.7 %      8.1 %
         Net Income (Loss)                    5.7 %    (28.7)%     (5.8)%
      TOTAL RETURN BEFORE
       INCENTIVE FEES                         5.3 %    (22.1)%     (4.6)%
      TOTAL RETURN AFTER
       INCENTIVE FEES                         5.1 %    (22.1)%     (4.6)%
      INCEPTION-TO-DATE RETURN              317.6 %
      COMPOUND ANNUALIZED
       RETURN                                 7.9 %

                    Demeter Management Corporation
                    330 Madison Avenue, 8th Floor
                    New York, NY 10017

[LOGO]

Morgan Stanley

ADDRESS SERVICE REQUESTED


[GRAPHIC] printed on recycled paper
                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA