Form 10-Q
period 2007-03-31
MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
filed 2007-05-14
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended March 31, 2007 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2007




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2007 and 2006 (Unaudited) ........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................5

		Notes to Financial Statements (Unaudited)...............6-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......14-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................23-36

Item 4.	Controls and Procedures.............................36-37

Item 4T.	Controls and Procedures................................37


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................38

Item 6.	Exhibits...............................................38


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
			March 31,	December 31,
			        2007        	        2006
			$	$
			(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	26,130,771	30,147,827
	Restricted cash	    1,885,255	    1,421,435

	     Total cash	   28,016,026	  31,569,262

     Net unrealized gain on open contracts (MS&Co.)	1,457,631	    101,838
     Net unrealized gain (loss) on open contracts (MSIL)	           (249,872)	        77,188

		Total net unrealized gain on open contracts	     1,207,759	      179,026

	Net option premiums	         (75,690)	                              -

		Total Trading Equity	29,148,095	31,748,288

Interest receivable (Morgan Stanley DW)	          98,338	      107,594

		Total Assets	    29,246,433	 31,855,882

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	721,752	491,468
Accrued management fees 	36,126	        39,487
Administrative expenses payable	32,800	52,917
Accrued incentive fee	            -       	        64,875

		Total Liabilities	      790,678	      648,747

Partners? Capital

Limited Partners (27,597.808 and
	29,305.386 Units, respectively)	28,155,563	30,865,627
General Partner (294.245 and
     324.245 Units, respectively)	        300,192	      341,508

		Total Partners? Capital	    28,455,755	  31,207,135

		Total Liabilities and Partners? Capital	    29,246,433	  31,855,882
NET ASSET VALUE PER UNIT	                                                        1,020.21	       1,053.24
	The accompanying notes are an integral part
	of these financial statements.


       <table> 	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)



  	                                                                                        For the Quarters Ended March 31,


                                                                         		         2007   	     2006
                                                                               	                     $		        $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	             301,731			      309,034

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		379,543	451,735
	Management fees 	      	113,611	220,625
	Administrative expenses		12,000	30,000
	Transaction fees and costs		           11,848	      27,297

		  Total Expenses		      517,002	    729,657


NET INVESTMENT LOSS	     (215,271)	    (420,623)


TRADING RESULTS
Trading profit (loss):
	Realized		(1,777,920)	2,667,097
	Net change in unrealized		    1,028,733	    (869,288)

               Total Trading Results		     (749,187)	   1,797,809

NET INCOME (LOSS)  	     (964,458) 	   1,377,186


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		      (953,748)	    1,362,000
	General Partner                                                  	       	(10,710)       	         15,186

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		                    (33.03)	   37.38
	General Partner                                                   		                    (33.03) 	   37.38





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2007 and 2006
(Unaudited)




				Units of
				Partnership	Limited	General
				     Interest     	    Partners    	     Partner     	      Total
					$	$	$
Partners? Capital,
December 31, 2005	38,406.074	38,064,633	406,938 	38,471,571

Net Income                                                              ?    	             1,362,000	15,186	1,377,186

Redemptions	   (2,416.711)	       (2,420,504)            (32,212)        (2,452,716)

Partners? Capital,
March 31, 2006	    35,989.363	   37,006,129	       389,912	 37,396,041




Partners? Capital,
December 31, 2006	29,629.631	30,865,627	341,508 	31,207,135

Net Loss                         ? 	              (953,748)             (10,710)	(964,458)

Redemptions	   (1,737.578)	       (1,756,316)             (30,606)       (1,786,922)

Partners? Capital,
March 31, 2007	    27,892.053	   28,155,563	             300,192	 28,455,755









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				     For the Quarters Ended March 31,

				                  2007        	        2006
				         $	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(964,458)	1,377,186
Noncash item included in net income (loss):
	Net change in unrealized	(1,028,733)	869,288

(Increase) decrease in operating assets:
	Restricted cash	(463,820)	(1,525,970)
     Net options premiums 					         75,690			-
	Interest receivable (Morgan Stanley DW)    	9,256	(8,878)

Decrease in operating liabilities:
	Accrued management fees 	(3,361)                           (40,972)
	Administrative expenses payable  	                                                       (20,117)	(7,814)
  	Accrued incentive fee  	                                                           (64,875)	                 -

Net cash provided by (used for) operating activities	   (2,460,418)	        662,840


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (1,556,638)	   (2,273,204)

Net cash used for financing activities	   (1,556,638)	   (2,273,204)

Net decrease in unrestricted cash	(4,017,056)	(1,610,364)

Unrestricted cash at beginning of period	  30,147,827	  34,746,433

Unrestricted cash at end of period	   26,130,771	   33,136,069





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Diversified Futures Fund L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2006 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Diversified Futures Fund L.P. is a Delaware limited partnership organized in 1987 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley
DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co.
Incorporated (?MS&Co.?), which has assumed all of the responsibilities of

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., MSIL, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company Inc. (?Hyman Beck? or the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Effective April 1, 2007, MS&Co. pays the Partnership interest income on 80% of the Partnership?s average daily Net



       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Assets for the month at a rate equal to the monthly average yield on 4-week U.S. Treasury bill discount rate during such month.
The Partnership pays brokerage commissions to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income on 80% of its average daily Net Assets for the month at the prevailing rate on U.S. Treasury bills.

3.  Financial Instruments
The Partnership trades futures contracts, options on future and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.




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
       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                        Net Unrealized Gains
                          on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                     $           $             $

Mar. 31, 2007	666,502	541,257	1,207,759	 Mar. 2008	  Mar. 2008
Dec. 31, 2006     151,298	 27,728	  179,026	 Sep. 2007    Mar. 2007


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., MSIL, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures,

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $28,682,528 and $31,720,560 at March 31, 2007 and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency option contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts to perform. The Partnership has a netting agreement with the counterparties. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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
	CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract, is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(447,456) and expenses totaling $517,002, resulting in a net loss of $964,458 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $1,053.24 at December 31, 2006, to $1,020.21 at March 31,
2007.

The most significant trading losses of approximately 1.7% were experienced in the currency sector primarily during late February and early March from short positions in the Japanese yen relative to the U.S. dollar, euro, and British pound as the value of the Japanese yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. Furthermore, investor speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation also pushed the value of the Japanese yen higher. Additional losses were incurred during later February and early March from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved higher on news that Switzerland?s economy had accelerated faster
       than expected in February for the second straight month.
Elsewhere in the currency sector, losses were incurred during March from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar declined after the Reserve Bank of New Zealand indicated that interest rates might remain steady in the near-term. Additional losses of approximately 1.2% were incurred in the global interest rate sector, primarily during February from short positions in U.S fixed-income futures as prices reversed sharply higher due to a worldwide flight to quality after a sell-off in the global equity markets that began on February 27, 2007, with comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Within the metals sector, losses of approximately 0.6% were incurred primarily in February and March from short positions in copper futures as prices moved higher on continued speculation that low stockpiles and supply disruptions might create a supply shortage in the future and news of stronger than expected Chinese industrial data. Additional losses were recorded in the metals markets from short positions in gold futures as prices increased amid uncertainty regarding the future direction of the U.S. dollar. Further losses of approximately 0.4% were experienced within the global stock index sector during February and March from long positions in U.S. and French equity index futures as prices fell suddenly and sharply
       due to the aforementioned factors that affected the global interest rate futures markets. Smaller losses of approximately 0.1% were experienced within the energy markets primarily in January and February from short positions in natural gas futures as prices reversed higher amid colder weather in the U.S Northeast and news from the U.S. Department of Energy that supplies were weaker than expected. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.5% in the agricultural sector primarily during March from long positions in cocoa futures as prices moved higher after dry weather in the Ivory Coast increased speculation that this year?s crop might be smaller than expected, as well as increased political tensions in that country. Lastly, gains were experienced from short futures positions in sugar as prices moved lower during January due to speculative-selling, while prices fell during March amid increased production from Brazil, Thailand, and India.


For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $2,106,843 and expenses totaling $729,657, resulting in net income of $1,377,186 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $1,001.71 at December 31, 2005, to $1,039.09 at March 31,
2006.

       The most significant trading gains of approximately 5.0%
were recorded in the global stock index futures markets from long positions in European, Australian, and Japanese stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Additional gains of approximately 2.3% were experienced in the metals markets during January and March from long positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S.
Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the global interest rate futures markets, gains of approximately 0.7% were recorded, primarily during March, from short positions in U.S., European, and Japanese interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. A portion of these gains for the quarter was offset by losses of approximately 2.5% in the currency markets from long U.S. dollar positions versus the Japanese yen, Swiss franc, and the Australian dollar as the U.S. dollar?s value reversed lower against these currencies during January on expectations that a string of increases in interest
       rates by the U.S. Federal Reserve would soon come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the Japanese yen, euro, and the Australian dollar as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. Smaller losses were incurred during March from long U.S. dollar positions relative to the Swiss franc as the value of the franc reversed higher in tandem with European currencies after the release of generally positive economic data from the Euro-Zone reinforced expectations that European interest rates would continue to rise. Additional losses of approximately 1.7% were experienced in the energy markets during February from long positions in crude oil futures as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in crude oil futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Smaller losses of approximately 0.3% were recorded in the agricultural markets,
       primarily during February, from long positions in coffee futures as prices declined on news of crop growth and higher harvest rates from Brazil, the world?s largest coffee producer. Elsewhere in the agricultural sector, losses were experienced from both long and short positions in cotton and cocoa as prices moved without consistent direction throughout a majority of the quarter amid conflicting news regarding supply and demand.


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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of
       exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s
       market risk is limited by the uncertainty of its
speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or
       contract and do not distinguish between exchange and non-
exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $28 million and $37 million, respectively.

Primary Market           March 31, 2007         March 31, 2006
Risk Category	  	      Value at Risk          Value at Risk

Currency		  		    	(1.22)%			  (0.50)%

Interest Rate			    	(1.17)			  (1.78)

Equity					(0.42)    			  (1.12)

Commodity					(0.77)		   	  (0.72)

Aggregate Value at Risk	    	(1.60)%   	  	 	  (2.55)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007, is zero as there were no open positions in the Partnership during the period September 15, 2006, through November 30, 2006, due to the termination of VK Capital Inc.

Primary Market Risk Category        High      Low      Average
Currency						(1.22)%	  -		 (0.61)%

Interest Rate					(1.17)	  -		 (0.58)

Equity						(0.65)	  -		 (0.27)

Commodity						(0.77)	  -		 (0.43)


Aggregate Value at Risk			(1.60)%	  -		 (0.90)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

       The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The largest market exposure of the Partnership at
March 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2007, the Partnership?s major exposures were to the euro, Australian dollars, New Zealand dollars, Japanese yen, British
       pound, and South African rand currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2007, was to the global interest rate sector. This exposure was primarily spread across European, Japanese, U.S., Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-
       term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2007, the Partnership?s primary exposures were to the FTSE 100 (Britain), NIKKEI 225 (Japan), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the European, Asian, and U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity:
		Metals.  	The third largest market exposure of the Partnership
at March 31, 2007, was to the metals sector.  The
Partnership's metals exposure was to fluctuations in the
price of precious metals, such as gold and base metals, such as copper and zinc.  Economic forces, supply and demand
inequalities, geopolitical factors, and market expectations
influence price movements in these markets.  The Trading
Advisor utilizes its trading system(s) to take positions when
       market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

		Soft Commodities and Agriculturals. At March 31, 2007, the Partnership had market exposure in the markets that comprise these sectors. Most of the exposure was to the cotton, coffee, cocoa, and sugar markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

		Energy. At March 31, 2007, the Partnership had market exposure in the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas.
Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in euro, Japanese yen, Australian dollars, British pound, Canadian dollars, and Swiss franc. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them
       back into U.S. dollars upon liquidation of their
respective positions.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.
       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and
Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.

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




                      Morgan Stanley Diversified Futures Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2007          By:/s/Lee Horwitz
                            Lee Horwitz
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.








1304: