Form 10-Q
period 2007-09-30
MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
filed 2007-11-14
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

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











44:
45: (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
53:
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2007




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2007
		(Unaudited) and December 31, 2006..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited)....................5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006..........................6

		Notes to Financial Statements (Unaudited)...............7-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......14-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................29-42

Item 4.	Controls and Procedures.............................42-43

Item 4T.	Controls and Procedures................................43


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................44

Item 6.	Exhibits...............................................44


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

			September 30,	December 31,
			        2007        	        2006
			$	$
			(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	23,572,742	30,147,827
	Restricted cash	         792,957	    1,421,435

	     Total cash	    24,365,699	  31,569,262

     Net unrealized gain on open contracts (MS&Co.)	447,128	    101,838
     Net unrealized gain on open contracts (MSIP)	        112,467     	        77,188

		Total net unrealized gain on open contracts	         559,595	      179,026

	Net option premiums	         (54,144)	                    ?

		Total Trading Equity	24,871,150	31,748,288

Interest receivable (MS&Co.)	             65,344    	      107,594

		Total Assets	   24,936,494	 31,855,882

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	448,695	491,468
Accrued management fees 	31,410	        39,487
Administrative expenses payable	        18,000	       52,917
Accrued incentive fee	              ?    	        64,875

		Total Liabilities	      498,105	      648,747

Partners? Capital

Limited Partners (24,932.653 and
	29,305.386 Units, respectively)	24,178,260	30,865,627
General Partner (268.245 and
      324.245 Units, respectively)	      260,129	      341,508

		Total Partners? Capital	   24,438,389	  31,207,135

		Total Liabilities and Partners? Capital	   24,936,494	  31,855,882
NET ASSET VALUE PER UNIT	                                                           969.74	       1,053.24

	The accompanying notes are an integral part of these financial statements.

       <table>  	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                                    For the Three Months                   	For the Nine Months
                                     Ended September 30,                  Ended September 30,

                                      2007                2006    	        2007   	    2006
                                      $	                      $		             $	  $
INVESTMENT INCOME
	Interest income (MS&Co.)	       242,844		       351,558   	   823,248        	    1,005,318

EXPENSES
	Brokerage commissions (MS&Co.)	413,772	374,920	1,283,868		1,242,394
	Management fees	103,164	143,004  	 326,175	    	    559,653
	Administrative expenses	18,000	       21,000	48,000		       76,000
	Transaction fees and costs	9,418	        22,589	 34,410	            	76,417
	Incentive fee	           ?    	           ?    	     319,068		           ?

		   Total Expenses 	    544,354	     561,513	   2,011,521		  1,954,464

NET INVESTMENT LOSS 	   (301,510)	    (209,955)	   (1,188,273)             (949,146)

TRADING RESULTS
Trading profit (loss):
	Realized	(3,462,578)	2,068,004	(1,384,735)		5,128,672
	Net change in unrealized	      (228,893)	  (2,483,734)	     380,569 		  (2,783,498)

	           Total Trading Results	   (3,691,471)	     (415,730)	 (1,004,166)		    2,345,174

NET INCOME (LOSS) 	   (3,992,981)	     (625,685)	  (2,192,439)		   1,396,028

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(3,948,611)	(618,176)	(2,166,880)	  	1,383,744
	General Partner 	(44,370)	(7,509)	(25,559)		12,284

NET INCOME (LOSS) PER UNIT

	Limited Partners	(150.80)	 (17.78)	(83.50)	31.87
	General Partner 	(150.80)	(17.78)	(83.50)	31.87



                                                           Units	                       Units   	        Units      	         Units
WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING             25,967.827             32,998.338         27,343.044	  34,999.049       		 	(0.19)


	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)



				    Units of
				    Partnership	      Limited	      General
				          Interest     	        Partners    	          Partner     	              Total
					      $	   $	               $
Partners? Capital,
	December 31, 2005	  38,406.074	38,064,633	          406,938	              38,471,571

Net Income                   	?		1,383,744	12,284	1,396,028

Redemptions	   (6,342.318)	 (6,668,992)          (58,251)   	  (6,727,243)

Partners? Capital,
	September 30, 2006	   32,063.756	  32,779,385	  360,971	  33,140,356





Partners? Capital,
	December 31, 2006	  29,629.631	30,865,627	          341,508	              31,207,135

Net Loss                   	?		(2,166,880)	(25,559)	(2,192,439)

Redemptions	                                                   (4,428.733)	 (4,520,487)          (55,820)  	  (4,576,307)

Partners? Capital,
	September 30, 2007	    25,200.898	  24,178,260	  260,129	  24,438,389














The accompanying notes are an integral part of these financial statements.

       <table>  	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				     For the Nine Months Ended September 30,

				                  2007        	        2006
				         $	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(2,192,439)	1,396,028
Noncash item included in net income (loss):
	Net change in unrealized	(380,569)	2,783,498

(Increase) decrease in operating assets:
	Restricted cash	628,478	2,026,557
	Net option premiums	54,144	?
     Interest receivable (MS&Co.)		 			         42,250	         	       (26,871)

Decrease in operating liabilities:
	Accrued management fees 	(8,077) 	         (73,547)
	Administrative expenses payable	                            (34,917)	(69,770)
	Accrued incentive fees	        (64,875)	                               ?

Net cash provided by (used for) operating activities	    (1,956,005)	      6,035,895


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	    (4,619,080)	    (6,854,638)

Net cash used for financing activities	     (4,619,080)	    (6,854,638)

Net decrease in unrestricted cash	     (6,575,085)	        (818,743)

Unrestricted cash at beginning of period	     30,147,827	   34,746,433

Unrestricted cash at end of period	     23,572,742	   33,927,690




The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006




Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
     Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

 $
 %
 $
%
$

September 30, 2007, Partnership Net Assets:  $24,438,389



Commodity
     (93,215)
       (0.38)
    194,944
       0.80
   101,729
Equity
          ?
          ?
     (6,545)
      (0.03)
    (6,545)
Foreign currency
      88,268
        0.36
    372,710
       1.53
   460,978
Interest rate
   (126,883)
       (0.52)
        3,181
       0.01
   (123,702)






     Grand Total:
   (131,830)
       (0.54)
    564,290
       2.31
   432,460

     Unrealized Currency Gain





   127,135

     Total Net Unrealized Gain per Statement of Financial Condition



   559,595







December 31, 2006, Partnership Net Assets:  $31,207,135










Commodity
      83,712
        0.27
      88,033
       0.28
   171,745
Equity
  152,030
        0.48
         ?
          ?
 152,030
Foreign currency
      52,612
        0.17
     (24,884)
      (0.08)
     27,728
Interest rate
  (262,014)
       (0.84)
      89,200
       0.29
   (172,814)






     Grand Total:
     26,340
        0.08
    152,349
       0.49
   178,689

     Unrealized Currency Gain





          337

     Total Net Unrealized Gain per Statement of Financial Condition



   179,026






The accompanying notes are an integral part of these financial statements.




       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). Morgan Stanley & Co. Incorporated
(?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency contracts. In addition, Morgan Stanley & Co.
International plc (?MSIP?) serves as the commodity broker for

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

trades on the London Metal Exchange. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company Inc. (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership interest income on 80% of the Partnership?s average daily Net
Assets for the month at a rate equal to the monthly average yield on the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage commissions to MS&Co.

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



       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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


                        Net Unrealized Gains
                          on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                     $           $             $

Sep. 30, 2007	 98,616	460,979	  559,595	 Aug. 2008	  Aug. 2008
Dec. 31, 2006     151,298	 27,728	  179,026	 Sep. 2007    Mar. 2007





       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $24,464,315 and


       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

$31,720,560 at September 30, 2007, and December 31, 2006, respect-ively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partner-ship is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?)
issued interpretation NO. 48, ?Accounting for Uncertainty in



       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2.	MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(3,448,627) and expenses totaling $544,354, resulting in a net loss of $3,992,981 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $1,120.54 at June 30, 2007, to $969.74 at
September 30, 2007.

The most significant trading losses of approximately 7.1% were recorded in the global interest rate sector, primarily during July and August, from short positions in U.S., European, Australian, and Canadian fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Further losses were incurred during September from newly established long futures positions in European interest rates as prices reversed lower after a rebound in global equities and the U.S. Federal Reserve's decision to cut benchmark interest rates. Additional losses of approximately 2.5% were incurred within the currency sector, primarily during July and August, from short positions in the Japanese yen versus the U.S. dollar, British pound, and euro as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming riskier assets funded
       by loans in Japan.  Elsewhere in the currency markets, short positions in the Canadian dollar versus the U.S. dollar resulted in losses as the value of the Canadian dollar increased relative to the U.S. dollar in July and September amid rising energy prices and data indicating a decrease in unemployment. Within the global stock index sector, losses of approximately 2.3% were experienced, primarily during July and August, from long positions in U.S., European, and Japanese equity index futures as prices reversed lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. During September, further losses were recorded from newly established short positions in U.S. and European stock index futures as prices moved higher after the U.S. Federal Reserve cut its benchmark lending rate by half a percentage point in order to prevent the aforementioned market decline and the continuing real estate slump from dragging down the economy. Additional losses of approximately 2.1% were incurred within the agricultural sector, primarily during August, from long futures positions in coffee as prices declined amid technically-based selling. Meanwhile, additional losses were experienced throughout the majority of the quarter from both long and short positions in cocoa futures as prices moved without consistent direction amid conflicting news regarding supply and demand. Elsewhere, long positions in sugar futures

       resulted in further losses as prices decreased during
August on concern that increased supplies from India, the second-largest producer, would contribute to a global surplus. Smaller losses of approximately 0.2% were recorded in the metals markets, primarily during July, from long positions in gold futures as prices were pulled lower amid heavy speculative selling. Additional losses were incurred in September from long futures positions in copper and zinc as prices fell amid speculation that a slumping housing market and slowing U.S. economy would reduce demand for the base metals. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.1% in the energy sector, primarily during July and August, from short positions in natural gas futures as prices declined on signs that inventories were sufficient to meet demand.

The Partnership recorded total trading results including interest income totaling $(180,918) and expenses totaling $2,011,521, resulting in a net loss of $2,192,439 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $1,053.24 at December 31, 2006, to $969.74 at September 30, 2007.

The most significant trading losses of approximately 2.5% were recorded in the metals markets, primarily during March and April, from short positions in copper futures as prices increased after the release of stronger than expected Chinese

       industrial data and the International Monetary Fund's strong global growth forecasts bolstered sentiment that global demand for base metals would increase this year. Elsewhere in the metals sector, long positions in gold futures resulted in losses during March, May, and July as prices declined amid temporary strength in the value of the U.S. dollar and heavy speculative selling. Furthermore, losses were incurred from long futures positions in aluminum and zinc as prices fell in May, June, and July on worries regarding future Chinese demand and concern that economic growth would slow. Additional losses of approximately 2.2% were experienced within the global interest rate sector, primarily during February from short positions in U.S. fixed-income futures as prices reversed sharply higher after a massive sell-off in the global equity markets, which began on February 27 following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Further losses were recorded during July and August from short futures positions in U.S. interest rates as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Within the currency sector, losses of approximately 1.9% were incurred primarily during March, July, and August, from short positions in the Japanese yen versus the euro and Australian dollar as the value of the Japanese yen corrected sharply higher against these currencies when traders reduced ?carry-trade? positions after
       the sell-off in the global equity markets resulted in investors trimming ?riskier? assets funded by loans in Japan. Meanwhile, long positions in the Swiss franc and Swedish krona versus the U.S. dollar resulted in losses during January and May as the value of the U.S. dollar reversed higher against these currencies after stronger than expected U.S. economic data eased concerns of a slowdown in the economy of the United States. Furthermore, the value of the Swiss franc and Swedish krona moved higher amid data indicating accelerating inflation in Switzerland and Sweden. Additional losses of approximately 1.4% were experienced within the global stock index sector, primarily during the first and third quarters, from long positions in U.S., European, and Japanese equity index futures as prices fell sharply in February and March after former U.S. Federal Reserve Chairman, Alan Greenspan indicated that the U.S. economy could be due for a recession. Additional losses were recorded in July and August as prices moved sharply lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. Smaller losses of approximately 1.3% were incurred within the agricultural markets primarily during January and February from long positions in coffee futures as prices declined amid a rise in production from Vietnam and speculation that price increases imposed by large food companies during the last quarter of 2006 would potentially curb demand in the United States. Elsewhere in the agricultural
       complex, short positions in corn futures resulted in
additional losses during May as prices increased amid lower production and after a representative from the European Union announced plans for an increase in biodiesel usage to reduce the Euro-Zone?s dependence on foreign oil.


For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(64,172) and expenses totaling $561,513, resulting in a net loss of $625,685 for the three months ended
September 30, 2006. The Partnership?s net asset value per Unit decreased from $1,051.36 at June 30, 2006, to $1,033.58 at
September 30, 2006.

The most significant trading losses of approximately 2.2% were incurred within the currency markets from short and long U.S. dollar positions against the euro, Swiss franc, Swedish krona, Australian dollar, and Singapore dollar. Short positions in the U.S. dollar against the euro, Swiss franc, and Swedish krona incurred losses during early July as the U.S. dollar strengthened following narrower than expected May U.S. trade deficit data. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Additional losses were recorded toward the end of July from newly established short positions in the Swiss franc and Swedish krona, as well as existing short positions in the Australian dollar, versus the U.S. dollar as the value of the U.S. dollar moved lower on fears of a slowing economy and weaker
       than expected U.S. Gross Domestic Product growth. Further losses in the currency markets were incurred from short positions in the U.S. dollar versus the Swiss franc, euro, Australian dollar, and Singapore dollar as the U.S. dollar reversed higher at the end of August and into September after revisions to U.S. quarterly productivity data showed unit labor costs rose last year at the fastest pace since 1990. Additional losses of approximately 0.5% were recorded in the agricultural complex from short positions in coffee futures as prices increased during August, hitting seven-year highs, on concerns of tight supplies and increased demand. Elsewhere in the agricultural complex, short positions in corn futures incurred losses as prices rose during July and August on reports of low inventories and high demand amid an increase in ethanol production. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 0.4% experienced in the global interest rate sector, primarily during August, from long positions in long-term Japanese and U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. Japanese fixed-income futures prices increased after lower than expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near future, while U.S. interest rate futures prices were supported higher by government reports showing a slowdown in the U.S. economy and soft inflation data. Elsewhere in the global interest rate sector, short positions in short-term British fixed-income futures experienced gains as prices
       fell after an unexpected interest rate hike by the Bank of England.

The Partnership recorded total trading results including interest income totaling $3,350,492 and expenses totaling $1,954,464, resulting in net income of $1,396,028 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit increased from $1,001.71 at December 31, 2005, to $1,033.58 at September 30, 2006.

The most significant trading gains of approximately 9.4% were experienced from long futures positions in base and precious metals. Copper, aluminum, zinc, and nickel futures prices strengthened throughout a majority of the year amid weak supplies, forecasts for continued buying in China, and acceleration in demand from Japan, Europe, and the U.S. Within the precious metals markets, gold and silver futures prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 3.3% were recorded in the global interest rate sector, primarily during March and April, from short positions in European and U.S. fixed-income futures. Rising equity prices and strong economic growth pressured European fixed-income futures prices lower, while U.S. fixed-income futures prices declined following the release of stronger than expected economic data. Additional gains were recorded in the global interest rate sector during August from long positions in long-term Japanese and U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing
       global economy and news that Iran would continue its
nuclear research program. Japanese fixed-income futures prices also increased after lower than expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near future, while U.S. interest rate futures prices were supported higher by government reports showing a slowdown in the U.S. economy and soft inflation data. A portion of these gains for the first nine months of the year was offset by losses of approximately 3.5% incurred in the energy futures markets during February from long positions in crude oil futures as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Additional losses were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. In June, short futures positions in crude oil and its related products incurred losses as prices reversed higher amid reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Losses of approximately 2.9% were experienced within the currency sector from long U.S. dollar positions versus the Australian dollar and Japanese yen as the U.S. dollar?s value reversed lower during January on expectations that the U.S. Federal Reserve?s interest rate tightening campaign might soon come to an end. Also pressuring the value of the U.S. dollar lower was speculation that several major central banks would diversify some of their
assets away from the U.S. dollar.   Further losses in the
currency sector were experienced during February from short U.S. dollar positions relative to the Australian dollar and Japanese yen as the value of the U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. During June, long positions in the Japanese yen versus the U.S. dollar recorded further losses as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments made between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th consecutive interest rate
hike.   Meanwhile, the value of the Japanese yen declined during
the first half of June relative to the U.S. dollar after comments from Bank of Japan Governor Toshihiko Fukui implied that the Bank of Japan will not raise interest rates in the near term, thus continuing Japan?s ?zero-interest-rate policy?. Losses were also experienced during July and May from short positions in the British pound versus the euro and U.S. dollar as the British pound strengthened on solid housing and consumer-price data out of the United Kingdom. During July and September, losses were recorded from long and short positions in the U.S.
       dollar against the Australian dollar, Swiss franc, and euro as the value of the U.S. dollar fluctuated amid uncertainty regarding the future of the U.S. Federal Reserve?s interest rate policy. In the global stock index sector, losses of approximately 1.9% were recorded from long positions in U.S., European, and Hong Kong stock index futures as prices declined during May due to inflation concerns and uncertainty regarding future interest rate policy. Further losses in the global stock index sector were incurred during June from short positions in U.S. and Hong Kong stock index futures as prices reversed higher on hopes of a pause in the U.S. interest rate tightening campaign. Smaller losses of approximately 1.0% were incurred in the agricultural complex during May from short positions in corn futures as prices rose on news of strong demand and bullish export data. Additional losses were incurred as prices continued to increase during July and August on reports of low inventories and as demand remained high amid an increase in ethanol production. Elsewhere in the agricultural complex, losses were recorded, primarily during February, from long positions in coffee futures as prices declined on news of crop growth and higher harvest rates from Brazil, the world?s largest coffee producer. In addition, losses were recorded in August from short positions in coffee futures as prices increased on concerns of tight supplies amid speculation of lower production and increased demand. Meanwhile, losses were experienced from both long and short positions in cocoa futures as prices moved without consistent direction throughout a majority of the year amid conflicting news regarding supply and demand.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the
       counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are
       based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that
occurred over this    time period.  This generates a probability
distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. The Partnership?s VaR at September 30, 2006, was zero for all market categories because its open positions had been offset. At September 30, 2007, and 2006, the Partnership?s total capitalization was approximately $24 million and $33 million, respectively.

Primary Market         September 30, 2007     September 30, 2006
Risk Category	  	      Value at Risk          Value at Risk

Currency					(0.88)%		  	    -  %

Interest Rate				(0.64)			    -

Equity				     (0.09)			    -

Commodity				    	(0.61)		   	    -

Aggregate Value at Risk	    	(1.38)%  	  	 	    -  %


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

       Because the business of the Partnership is the speculative trading of futures, forwards, and options on such contracts, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category        High      Low      Average
Currency						(1.22)%	(0.78)%	(0.94)%

Interest Rate					(1.17)	(0.54)	(0.81)

Equity						(0.65)	(0.09)	(0.45)

Commodity						(0.77)	(0.38)	(0.55)


Aggregate Value at Risk			(1.60)%	(1.20)%	(1.39)%



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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor
       risk.  There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the
       Partnership manages its primary market risk exposures ?
constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The largest market exposure of the Partnership
at September 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing
       relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership?s major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2007, was to the global interest rate sector. This exposure was primarily spread across European, U.S., and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that
       the G-7 countries? interest rate will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At September 30, 2007, the Partnership?s primary exposure was to the CAC 40 (France) stock index. The Partnership is exposed to the risk of adverse price trends or static markets in the European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity:
		Metals.	 The second largest market exposure of the Partnership
at September 30, 2007, was to the metals sector.  The
Partnership's metals exposure was to fluctuations in the price of base metals, such as aluminum and zinc, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading
Advisor utilizes the trading system(s) to take positions when
       market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

		Soft Commodities and Agriculturals. At September 30, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, soybean oil, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

		Energy. At September 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas.
Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in British pounds, Australian dollars, Swiss francs, Canadian dollars, New Zealand dollars, Japanese yen, euros, Norwegian krone, Mexican pesos, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by
       regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarters ended March 31, 2007, and June 30, 2007.

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




                      Morgan Stanley Diversified Futures Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2007     By:/s/Lee Horwitz
                            Lee Horwitz
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.