Form 10-K
period 2007-12-31
MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
filed 2008-03-28
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________________to___________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$29,549,786 at June 30, 2007.


	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


	       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	INDEX TO ANNUAL REPORT ON FORM 10-K
	DECEMBER 31, 2007
<caption>    Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . . . 1

Part I .

	Item 1.	 	Business . . . . . . . . . . . . . . . . . . . . . . . . . 2-5

	Item 1A.	Risk Factors . . . . .  . . . . . . . . . . . . . . . . . .5-6

	Item 1B.	Unresolved Staff Comments. . . . .. . . . . . . . . . . . . .6

	Item 2. 	Properties . . . . . . . . . . . . . . . . . . . . . . . . . 6

 	Item 3. 	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 7

	Item 4. 	Submission of Matters to a Vote of Security Holders. . . . . 7

Part II.

	Item 5.		Market for Registrant's Common Equity, Related
            Stockholder Matters and Issuer Purchases of
			Equity Securities . . . . . . . . . . . . . . . . . . . . . .8

	Item 6.		Selected Financial Data. . . . . . . . . . . . . . . . . . . 9

 	Item 7. 	Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . . . . 10-29

	Item	 7A. Quantitative and Qualitative Disclosures About
            Market Risk. . . . . . . . . . . . . . . . . . . . . . . 29-43

	Item 8.		Financial Statements and Supplementary Data. . . . . . . . .43

	Item 9.		Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . .43

	Item 9A.		Controls and Procedures . . . . . . . . . . . . . . . . .44-46

	Item 9A(T).Controls and Procedures. . . . . . . . . . . . . . . . . .	46

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . .	46

Part III.

	Item 10. 	Directors, Executive Officers and Corporate
			Governance. . . . . . . . . . . . . . . . . . . . . . .  47-54

	Ite	m 11.	Executive Compensation . . . . . . . . . . . . . . . . . . .54

	Item 12.	Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters. . . . . .54-55

	Item 13.	Certain Relationships and Related Transactions,
			and Director Independence . . . . . . . . . . . . . . . . . 55

	Item 14.	Principal Accountant Fees and Services. . . . . . . . . .55-56
Part IV.
	Item 15.	Exhibits and Financial Statement Schedules . . . . . . . 57-58


	DOCUMENTS INCORPORATED BY REFERENCE



Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                 Part of Form 10-K


     Partnership?s Prospectus dated
     June 30, 1995                                      I

     Annual Report to Morgan Stanley
     Diversified Futures Fund
     L.P. Limited Partners for the
     year ended December 31, 2007	     II, III, and IV



























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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. (?MSCG?) acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW Inc. (?Morgan Stanley DW?), MS&Co., and MSIP. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company Inc. (?Hyman Beck? or the ?Trading Advisor?) is the trading advisor to the Partnership.

       Effective April 1, 2007, Morgan Stanley DW merged into
MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnership?s principal U.S. commodity broker-dealer.

Effective April 13, 2007, Morgan Stanley & Co. International
Limited changed its name to Morgan Stanley & Co. International plc.

The Partnership began the year at a net asset value per unit of limited partnership interest (?Unit(s)?) of $1,053.24 and returned (12.9)% to $917.66 on December 31, 2007. For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forward, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options, pursuant to trading instructions provided by its Trading Advisor.
For a detailed description of the different facets of the Partnership?s business, see those portions of the Partnership?s
       prospectus, dated June 30, 1995 (the ?Prospectus?),
incorporated by reference in this Form 10-K, set forth below:
	Facets of Business
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
							   Prospectus).  ?The General
							   Partner? (Pages 37-39 of
         the Prospectus).  ?The
         Commodity Broker? (Pages
         53-54 of the Prospectus)
         and ?The Limited Partner-
        						   ship Agreement? (Pages
         61-65 of the Prospectus).

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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website; however, the Partnership?s SEC filings are available to the public from the EDGAR database on the SEC?s website at ?http://www.sec.gov?. The Partnership?s CIK number is 0000941912.

Item 1A.  RISK FACTORS
The following risk factors contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market
       risk exposure, in the ?Qualitative Disclosure Regarding
Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor.

The Partnership is in the business of speculative trading of futures, forwards, and options. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 7A ?Quantitative and Qualitative Disclosures About Market Risk?.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of MS&Co. The MS&Co. offices utilized by the Partnership are located at 522 Fifth Avenue, 13th Floor,
New York, NY 10036.

Demeter changed its address in June 2007 from 330 Madison Avenue,
8th Floor, New York, NY 10017 to 522 Fifth Avenue, 13th Floor, New
York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.




















                            PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
         STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	    SECURITIES

(a) Market Information. There is no established public trading market for the Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2007, was approximately 2,807.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on April 14, 1988. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.









       <table> Item 6.  SELECTED FINANCIAL DATA (in dollars)




                                          For the Years Ended December 31,
                             2007            2006     _  2005  _      2004  _        2003
Total Trading Results
including interest
income                  	  (1,163,463)     4,284,581 	  (9,153,083)   1,458,255       251,818


Net Income (Loss)         (3,479,570)		 2,005,478	  (13,159,747) 	 (3,604,724)   (9,172,404)


Net Income (Loss)
Per Unit (Limited
& General Partners)          (135.58)		        51.53	 (283.85)	      (61.65)      (181.61)


Total Assets              23,157,563 		    31,855,882   39,446,509   62,468,965    73,003,365


Total Limited
Partners? Capital         21,400,179 	   	 30,865,627   38,064,633	  	60,558,644    70,988,827


Net Asset Value
Per Unit                      917.66      	 1,053.24      1,001.71     1,285.56      1,347.21








Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP as commodity brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

The Partnership recorded total trading results including interest income totaling $(1,163,463) and expenses totaling $2,316,107,
       resulting in a net loss of $3,479,570 for the year ended
December 31, 2007. The Partnership?s net asset value per Unit decreased from $1,053.24 at December 31, 2006, to $917.66 at December 31, 2007. Total redemptions for the year were $6,081,227 and the Partnership?s ending capital was $21,646,338 at December 31, 2007, a decrease of $9,560,797 from ending capital at December 31, 2006, of $31,207,135.

The most significant trading losses of approximately 4.1% were incurred within the global interest rate sector, primarily during the February, July, and August from short positions in European and U.S. fixed-income futures as prices reversed sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. During September, October, and December, additional losses were recorded from both long and short positions in European interest rate futures as prices moved without consistent direction amid uncertainty regarding the future direction of the global economy. Within the currency sector, losses of approximately 4.1% were experienced from short positions in the Japanese yen versus the euro, U.S. dollar, Australian dollar, and British pound as the value of the Japanese yen corrected higher against these currencies during February, March, July, and August when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming ?riskier? assets funded by loans in Japan. Furthermore, losses were recorded during November from
       short positions in the Japanese yen versus the British pound, euro, and U.S. dollar as the value of the Japanese yen reversed higher against these currencies following news that the Japanese economy had expanded more than economists had forecast during the third quarter. Within the global stock index sector, losses of approximately 3.6% were incurred primarily during February and March from long positions in European, U.S., and Japanese equity index futures as prices reversed lower after former U.S. Federal Reserve Chairman Alan Greenspan indicated that the U.S. economy could be headed for a recession. In addition, prices moved lower after worries that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Additional losses were recorded during July, August, November, and December from long positions in European, U.S., and Japanese equity index futures as prices decreased on persistent concerns that a collapsing U.S. sub-prime mortgage market and declining U.S. real estate prices might pull the global economy into a recession. Within the agricultural markets, losses of approximately 2.2% were experienced, primarily during January, February, August, and October from long futures positions in coffee as prices declined amid technically based selling and rising supplies in Vietnam and Brazil, two of the world?s largest producers. Elsewhere in the agricultural complex, short positions in cotton futures resulted in losses, primarily during September and December, as prices moved higher due to news that excessive rain might delay crop production in parts of India. Additional
       losses of approximately 0.5% were recorded within the metals sector, primarily during March and April, from short positions in copper futures as prices increased amid stronger-than-expected Chinese industrial data and speculation that global demand for base metals might rise. Further losses were recorded during May, June, July, and November from both long and short futures positions in aluminum as prices moved without consistent direction due to conflicting data regarding supply and demand. Smaller losses of approximately 0.2% were incurred within the energy markets, primarily during March, April, and May from long positions in natural gas futures as prices decreased amid speculation that mild weather in the U.S. might slow demand. Finally, newly established short futures positions in natural gas experienced losses during October and December as prices reversed higher amid a decline in U.S. inventories.


The Partnership recorded total trading results including interest income totaling $4,284,581 and expenses totaling $2,279,103, resulting in net income of $2,005,478 for the year ended December 31, 2006. The Partnership?s net asset value per Unit increased from $1,001.71 at December 31, 2005, to $1,053.24 at December 31,
2006. Total redemptions for the year were $9,269,914 and the Partnership?s ending capital was $31,207,135 at December 31, 2006, a decrease of $7,264,436 from ending capital at December 31, 2005, of $38,471,571.

       The most significant trading gains of approximately 9.5%
were experienced within the metals markets from long futures positions in copper, aluminum, zinc, and nickel futures as prices strengthened amid weak supplies, forecasts for continued buying in China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, long positions in gold and silver futures resulted in gains as prices trended higher on persistent demand from foreign central banks and continued geopolitical concern. Additional gains of approximately 2.5% were recorded in the global interest rate sector, primarily during March and April, from short positions in European and U.S. fixed-income futures. Rising equity prices and strong economic growth out of the Euro-Zone pressured European fixed-income futures prices lower, while U.S. fixed-income futures prices declined following the release of consistently strong economic data and investor sentiment that the U.S. Federal Reserve would continue to increase interest rates to combat inflation. Additional gains in the global interest rate sector were recorded during August from long positions in long term Japanese and U.S. fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. Japanese fixed-income futures prices also increased after lower-than-expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near future, while U.S. interest rate futures prices were supported higher by government reports showing soft
       inflation data.  A portion of the Partnership?s gains for the year was offset by losses of approximately 3.4% incurred in the energy markets primarily during February from long positions in crude oil futures as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Additional losses were incurred in the energy markets during May from long futures positions in crude oil and its related products as prices fell on renewed optimism that the standoff between Iran and the West could be resolved diplomatically. In June, short futures positions in crude oil and its related products incurred further losses as prices reversed higher amid reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories and fears of supply disruptions in the Gulf of Mexico. Additional losses of approximately 2.0% were experienced within the currency sector from long U.S. dollar positions versus the Australian dollar and Japanese yen as the U.S. dollar?s value reversed lower during January on expectations that the U.S. Federal Reserve?s interest rate tightening campaign would come to an end. Also pressuring the value of the U.S. dollar lower was speculation that several major central banks would diversify some of their assets away from the U.S. dollar. Further losses in the currency sector were experienced during February from short U.S. dollar positions relative to the
       Australian dollar and Japanese yen as the value of the
U.S. dollar reversed higher after declining U.S. unemployment and increased wage inflation data led investors to predict that U.S. interest rates would continue to increase. The value of the Australian dollar also moved lower in the wake of a temporary decline in gold prices. During June, long positions in the Japanese yen versus the U.S. dollar recorded further losses as the U.S. dollar reversed higher against most of its rivals amid diplomatic developments between the U.S. and Iran regarding Iran?s nuclear research program, as well as the news of the confirmed death of insurgent leader Abu Musab al-Zarqawi in Iraq. Furthermore, the value of the U.S. dollar continued to move higher in the days leading up to the U.S. Federal Reserve?s 17th
consecutive interest rate hike.   Meanwhile, the value of the
Japanese yen declined during the first half of June relative to the U.S. dollar after comments from Bank of Japan Governor Toshihiko Fukui implied that the Bank of Japan would not raise interest rates in the near-term, thus continuing Japan?s ?zero interest rate policy?. Losses were also experienced during July and May from short positions in the British pound versus the euro and U.S. dollar as the British pound strengthened on solid housing and consumer-price data out of the United Kingdom. During July and September, losses were recorded from long and short positions in the U.S. dollar against the Australian dollar, Swiss franc, and euro as the value of the U.S. dollar moved in a trendless pattern amid uncertainty regarding the future of the
       U.S. Federal Reserve?s interest rate policy.  Finally in
December, losses were from long positions in the Japanese yen, Swiss franc, and euro versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies after a government report showed a drop in U.S. workers filing first-time jobless claims. Additionally, the value of the Japanese yen weakened against the U.S. dollar after news reports indicating that the Bank of Japan would not increase interest rates, and news that real Gross Domestic Product in Japan was weaker-than-expected. Within the global stock index sector, losses of approximately 1.1% were recorded from long positions in U.S., European, and Hong Kong stock index futures as prices declined during May due to inflation concerns and uncertainty regarding global interest rate policy. Further losses in the global stock index sector were incurred during June from short positions in U.S. and Hong Kong stock index futures as prices reversed higher on hopes of a pause in the U.S. interest rate tightening campaign. Smaller losses of approximately 1.0% were incurred in the agricultural complex during May from short positions in corn futures as prices rose on news of strong demand and bullish export data. Additional losses were incurred from short positions in corn as prices continued to increase during July and August on reports of low inventories and as demand remained high amid an increase in ethanol production. Elsewhere in the agricultural complex, losses were recorded, primarily during February, from long positions in coffee futures as prices
       declined on news of crop growth and higher harvest rates from Brazil. In addition, losses were recorded in August from short positions in coffee futures as prices increased on concerns of tight supplies amid speculation of lower production and increased demand. Meanwhile, losses were experienced from both long and short positions in cocoa futures as prices moved without consistent direction throughout a majority of the year amid conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $(9,153,083) and expenses totaling $4,006,664, resulting in a net loss of $13,159,747 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $1,285.56 at December 31, 2004, to $1,001.71 at December 31,
2005. Total redemptions for the year were $9,689,976 and the Partnership?s ending capital was $38,471,571 at December 31, 2005, a decrease of $22,849,723 from ending capital at December 31, 2004, of $61,321,294.

The most significant trading losses of approximately 19.9% were recorded in the currency markets from positions in the euro relative to the British pound and the U.S. dollar. During January, long positions in the euro versus the British pound and the U.S. dollar incurred losses as the value of the euro reversed sharply lower in what many analysts described as a ?corrective? move after its strong upward trend during the fourth quarter of
       2004.  This decline in the value of the euro was attributed to weak economic data out of the European Union and a rebound in the value of its main rival, the U.S. dollar. Additional losses were recorded during February and March from both long and short positions in the euro against these currencies as the value of the euro moved without consistent direction amid conflicting economic data out of Germany. Elsewhere in the currency markets, losses resulted from positions in the Singapore dollar, Swedish krona, South African rand, and Swiss franc relative to the U.S dollar, primarily during February and March, as the value of the U.S. dollar moved in a trendless range amid speculation that China would re-value its currency, negative comments by U.S. Federal Reserve Chairman Alan Greenspan about the considerable U.S. Current-Account deficit, and the U.S. Federal Reserve's announcement of a quarter-point increase in the federal funds rate. During August, further losses were incurred from long U.S. dollar positions against the euro, Swedish krona, and Swiss franc as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders data, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Smaller losses in August were experienced from long positions in the euro versus the British pound cross-rate. Finally, during September, losses were incurred from short U.S. dollar positions against the euro, Swiss franc, and Swedish krona as the value of the U.S. dollar increased on expectations that the U.S. Federal Reserve would most likely continue to raise interest
       rates.   Additional losses of approximately 5.8% were
recorded in the global interest rate futures markets during March from short European interest rate futures positions as prices reversed higher amid strength in the euro towards the beginning of the month. Prices were also pushed higher on expectations that Europe would continue to maintain a low interest rate environment, as well as economic concerns stemming from surging energy prices.
 Further losses were experienced during February from long positions in long-term U.S. interest rate futures as prices declined in response to strong global economic data and congressional testimony by U.S. Federal Reserve Chairman Alan Greenspan, which supported Wall Street expectations for additional interest rate hikes. During the third quarter, losses were recorded from both long and short positions in U.S., Australian, and European fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S. and the European Union, and volatility in energy prices. Within the agricultural complex, losses of approximately 2.8% were recorded from both long and short positions in corn futures during March, April, May, June, and December as prices moved without consistent direction throughout most of the year due to conflicting news regarding supply and demand and weather related factors in the U.S. growing regions. Elsewhere in the agricultural markets, losses were experienced from short positions in cotton futures during January as prices moved higher early in the month due to
       speculative buying and news of a decrease in supply.
Further losses were incurred from long positions in cotton futures during May as prices declined on news of weak demand in China. Smaller losses were experienced during February, March, and September from positions in cocoa futures. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 3.4% in the global stock index futures markets during May, June, July, September, and November from long positions in European equity index futures as prices moved higher on strength in the technology sector, strong corporate earnings, and weakness in the euro. Elsewhere gains were recorded during the fourth quarter from long positions in Japanese stock index futures as prices moved higher on a reduction in energy prices and general investor optimism about the future of the Japanese economy. Additional gains of approximately 2.2% were experienced in the energy markets during August from long futures positions in natural gas as prices climbed higher after Hurricane Katrina struck the U.S. Gulf Coast. Additional gains were experienced during September from long positions in natural gas as prices continued to strengthen in response to concern for the long-term effects on supplies in the Gulf of Mexico after Hurricane Katrina.
 Also pushing prices higher was anticipation of strong demand in the coming winter months and fears for the approach of Hurricane Rita and the additional damage it could have caused to output in the Gulf of Mexico. Within the metals markets, gains of approximately 1.1% were recorded during February, March, May,
       October, November, and December from long positions in copper, nickel, aluminum, and zinc futures as prices strengthened amid persistent demand from China.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2007 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to
Exhibit 13.01 of this Form 10-K.

The Partnership?s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and
       agricultural products. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts? being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

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

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges
       on which the Partnership trades is the clearinghouse
associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all of their customers, of the Partnership?s net margin requirements for all of its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

       Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward and options on forward contract trading, the Partnership trades with only those counterparties which Demeter, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts and MSCG as the sole counterparty on all trading of options on foreign currency forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
       2007, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of January 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership?s Financial Statements. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk.
Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the
       net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experiences to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2007 and 2006. At December 31, 2007 and 2006, the Partnership?s total capital-ization was approximately $22 million and $31 million, respectively.

Primary Market        December 31, 2007   December 31, 2006
Risk Category           Value at Risk       Value at Risk

Currency			 	  (1.68)%			  (0.90)%


Interest Rate			  (1.16)     		  (0.54)

Equity				  (0.27) 		    	  (0.65)

Commodity                  (0.75)	    		  (0.45)

Aggregate Value at Risk    (2.57)%	      	  (1.20)%


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

The table below supplements the December 31, 2007, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2007, through December 31, 2007.

Primary Market Risk Category        High       Low       Average
Currency						(1.68)%	 (0.78)%	   (1.14)%
Interest Rate					(1.17)	 (0.64)	   (0.97)
Equity						(0.63)	 (0.09)	   (0.35)
Commodity						(0.77)	 (0.38)	   (0.63)
Aggregate Value at Risk		     (2.57)%	 (1.37)%	   (1.73)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2006, and for the four quarter-end reporting periods during calendar year 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of December 31, 2007, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the
       Partnership?s cash management income.  This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The largest market exposure of the Partnership at
December 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At December 31, 2007, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the
       risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at December 31, 2007, was to the global interest rate sector. This exposure was primarily spread across European, U.S., Japanese, Canadian, and Australian interest rate sectors.
Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At December 31, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk
       in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2007, the Partnership?s primary exposures were to the NIKKEI 225 (Japan) and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the Japanese and U.S. stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
	Metals.	 The second largest market exposure of the
Partnership at December 31, 2007, was to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper and zinc, and precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

	Soft Commodities and Agriculturals. At December 31, 2007, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cocoa, soybean oil, and corn markets. Supply and demand
       inequalities, severe weather disruptions, and market
expectations affect price movements in these markets.

	Energy. At December 31, 2007, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas.
Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

   Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2007, were in euros, Japanese yen, British pounds, Australian dollars, Swiss francs, Canadian dollars, and Mexican pesos. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets
       among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.











       Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter   Total Trading Results         Net       Net Income/(Loss)
Ended   including interest income   Income/(Loss)      Per Unit

2007
March 31         $  (447,456)      $  (964,458)       $  (33.03)
June 30            3,715,165         2,765,000           100.33
September 30      (3,448,627)       (3,992,981)         (150.80)
December 31         (982,545)       (1,287,131)          (52.08)

Total           $ (1,163,463)     $(3,479,570)       $ (135.58)

2006
March 31        $  2,106,843       $ 1,377,186        $   37.38
June 30            1,307,821           644,527            12.27
September 30         (64,172)         (625,685)          (17.78)
December 31          934,089           609,450            19.66

Total           $  4,284,581       $ 2,005,478        $   51.53



Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.


Item 9A.  CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

Attestation Report of the Registered Public Accounting Firm Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on the Partnership?s internal control over financial reporting. This
       report, which expresses an unqualified opinion on the
Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007.

	Changes in Internal Control over Financial Reporting There have been no material changes during the period covered by this annual report, in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9A(T).  CONTROLS AND PROCEDURES
Not applicable.

Item 9B.  OTHER INFORMATION
None.























       PART III
Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 42, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director at Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an M.B.A in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 52, is a Director of Demeter. Mr. Zafran is a Managing Director at Morgan Stanley and, in January 2007, was named Director of Annuity and Insurance Services. Previously, Mr. Zafran was Director of the Wealth Solutions Division. Mr. Zafran joined the firm in 1979 and
       has held various positions in Corporate Accounting and the
Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Subsequently, he was named Chief Administrative Officer of Morgan Stanley?s Client Solution Division in 2002. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 42, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of the Client Solutions Group. The Client Solutions Group is comprised of a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, Mutual Fund Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm. Mr. Ketterer received his M.B.A from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 49, is a Director of Demeter. Mr. Handler serves as an Executive Director at Morgan
       Stanley in the Global Wealth Management Group.  Mr. Handler
works in the Capital Markets Division as Equity Risk Officer. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group?s Best Execution Committee and manages the Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 46, is a Director of Demeter. Mr. Gueren is an Executive Director, Retail Options and Transactional Futures of Morgan Stanley. He is responsible for marketing the options and futures product to the firm?s approximately 600 offices and approximately 9,000 Financial
       Advisors/Investment Representatives.  Mr. Gueren first joined Dean Witter in August 1986, as a Compliance Analyst and in October 1987 became a member of the Options Strategy/Trading team.
 In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Managing Directors Committee for the Chicago Board Options Exchange, and the Retail Advisory Committees for the American Stock Exchange, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for FINRA and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science degree in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 39, is a Director of Demeter. Mr. McGrath is a Managing Director at Morgan Stanley and currently serves as the Chief Operating Officer for Private Wealth Management Americas, including Private Wealth Management North America and Private Wealth Management Latin America. He is also the Chairman of the Global Wealth Management Alternative Investments Due Diligence Committee. Prior to his current role, Mr. McGrath was the Director of Product Development
       for Morgan Stanley?s Global Wealth Management Group.  Mr.
McGrath joined Morgan Stanley in May 2004, from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peter?s College in 1990 and his M.B.A in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 41, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for the Global Wealth Management Group, and serves as a member of the group?s Executive Committee. He is also a member of the Morgan Stanley Management Committee. One of the largest businesses of its kind in the world with $690 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley in March 2006, Mr. Saperstein was with Merrill Lynch as First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial Advisory Center, including the Retail Client Relationship Management group, the
       Services, Operations and Technology group, the Client
Acquisition team, and the Business Development and Analysis team.
 Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 38, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the
Global Wealth Management Group. Prior to joining Morgan Stanley in August 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an M.B.A in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in Finance from Tulane University in 1991.

       Effective December 3, 2007, Mr. Christian Angstadt, age
46, serves as Chief Financial Officer of Demeter. He is an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Angstadt currently serves as Chief Financial Officer for Morgan Stanley Trust FSB and Morgan Stanley Trust NA, and is responsible for the governance and overall financial management of these regulated banks (appointed Chief Financial Officer in May 2003). Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm?s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations). Mr. Angstadt received a B.A. in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.

Effective December 3, 2007, Mr. Lee Horwitz no longer serves as
Chief Financial Officer of Demeter.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees
       of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ ourcommitment/ codeofconduct.html.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee and, thus, no audit committee financial expert.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners ? At December 31, 2007, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management ? At December 31, 2007,
Demeter owned 268.245 Units of general partnership interest, representing a 1.14 percent interest in the Partnership.

(c)	Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE

Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, MS&Co. (Morgan Stanley DW, through March 31, 2007) received commodity brokerage commissions (paid and accrued by the Partnership) of $1,477,258 for the year ended December 31, 2007.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December 31, 2007.

(1) Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $38,836
       for the year ended December 31, 2007, and $39,284 for the year ended December 31, 2006.

(2)	Audit-Related Fees. None.

(3)	  Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2007 and 2006 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

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


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December
31, 2007, 2006, and 2005.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2007 and
2006.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2007, 2006, and 2005.

-	Notes to Financial Statements.



With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2007, is not deemed to be filed with this report.

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

                            MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
                                 (Registrant)

                            BY:  Demeter Management Corporation,
                                 General Partner

March 28, 2008             BY:  /s/  Walter Davis
                                     Walter Davis, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    		    March 28, 2008
	  	Walter Davis, President

    /s/    Frank Zafran	              	    March 28, 2008
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		    March 28, 2008
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		    March 28, 2008
	    	Harry Handler, Director

    /s/ 	Richard D. Gueren	                		    March 28, 2008
	 	Richard D. Gueren, Director

    /s/	Michael P. McGrath	                 	    March 28, 2008
	  	Michael P. McGrath, Director

    /s/  	Andrew Saperstein	                 	    March 28, 2008
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 	    March 28, 2008
	    	Jacques Chappuis, Director

    /s/  	Christian Angstadt	                 	    March 28, 2008
	    	Christian Angstadt, Chief Financial Officer

       EXHIBIT INDEX

ITEM

3.01 	Amended and Restated Limited Partnership Agreement of the
Partnership, dated as of June 30, 1995, is incorporated by reference to Exhibit 3.01 of the Partnership?s
Registration Statement on Form S-1 (File No. 33-90360).

3.02 	Certificate of Limited Partnership, dated November 25,
1987, is incorporated by reference to Exhibit 3.02 of the Partnership?s Form 10-K (File No. 0-23577) for fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 23, 2007.

3.02(a)	Certificate of Amendment to the Certificate of Limited
Partnership, dated July 20, 2006 (changing its name from
Dean Witter Diversified Futures Fund Limited
Partnership) is incorporated by reference to Exhibit
3.02 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on July 26, 2006.

10.01	Management Agreement among the Partnership, Demeter, and
Hyman Beck & Company, Inc. dated as of November 1, 2006, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-23577) filed with the
Securities and Exchange Commission on October 13, 2006.

10.02	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of May
19, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November
13, 2001.

10.03	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc.
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No.
0-23577) filed with the Securities and Exchange
Commission on November 13, 2001.

10.04	  Customer Agreement between the Partnership and Morgan
Stanley & Co. International plc, dated as of May 1, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-23577) filed with the
Securities and Exchange Commission on November 13, 2001.

  10.05	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to
Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on November 13, 2001.

10.06	Securities Account Control Agreement among the Partnership
and Morgan Stanley & Co. Incorporated, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-23577) filed with the
Securities and Exchange Commission on November 13, 2001.

10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley Capital Group Inc. and the Partnership, dated October 17, 2006, is incorporated by reference to
Exhibit 10.07 of the Partnership?s Form 8-K (File No. 0-23577) filed with the Securities and Exchange Commission on May 11, 2007.

13.01	December 31, 2007, Annual Report to Limited Partners is
filed herewith.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E?2

                                                                    Diversified
                                                                        Futures
                                                                           Fund
          December 31, 2007
          Annual Report


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
                     (8 1/2 mos.)
--------------------------------------------------------------------------------------------------------------------------------

                                 INCEPTION-  COMPOUND
                                  TO-DATE   ANNUALIZED
                     2006  2007    RETURN     RETURN
FUND                  %     %        %          %
------------------------------------------------------
Diversified Futures
 Fund............... 5.1  (12.9)   263.8       6.8

------------------------------------------------------

DEMETER MANAGEMENT CORPORATION

522 Fifth Avenue, 13th Floor
New York, New York 10036
Telephone (212) 296-1999

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
ANNUAL REPORT
2007

Dear Limited Partner:

 This marks the twentieth annual report for the Morgan Stanley Diversified Futures Fund L.P. (the "Fund"). The Fund began the year at a Net Asset Value per Unit of $1,053.24 and returned -12.9% to $917.66 on December 31, 2007. Since its inception in April 1998, the Fund has returned 263.8% (a compound annualized return of 6.8%).

 Detailed performance information for the Fund is located in the body of the financial report. (Note: all returns are net of all fees). We provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates.

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

 Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 522 Fifth Avenue, 13th Floor, New York, New York 10036, or your Morgan Stanley Financial Advisor.

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

 This report is based on information from multiple sources and Morgan Stanley makes no representation as to the accuracy or completeness of information from sources outside of Morgan Stanley.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

                                     [CHART]

                     Year ended December 31, 2007
                     ----------------------------
Currencies            -4.10%
Interest Rates        -4.13%
Stock Indices         -3.59%
Energies              -0.21%
Metals                -0.54%
Agriculturals         -2.19%


Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were incurred within the global interest rate sector, primarily during February, July, and August from short positions in European and U.S. fixed-income futures as prices reversed sharply higher in a worldwide "flight-to-quality" after the significant decline in the global equity markets resulted in substantially higher demand for the "safe haven" of government bonds. During September, October, and December, additional losses were recorded from both long and short positions in European interest rate futures as prices moved without consistent direction amid uncertainty regarding the future of the global economy.

.. Within the currency sector, losses were experienced from short positions in the Japanese yen versus the euro, U.S. dollar, Australian dollar, and British pound as the value of the Japanese yen corrected higher against these currencies during February, March, July, and August when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors trimming "riskier" assets funded by loans in Japan. Furthermore, losses were recorded during November from short positions in the Japanese yen versus the British pound, euro, and U.S. dollar as the value of the Japanese yen reversed higher against these currencies following news that the Japanese economy had expanded more than economists had forecast during the third quarter.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

.. Within the global stock index sector, losses were incurred primarily during February and March, from long positions in European, U.S., and Japanese equity index futures as prices reversed lower after former U.S. Federal Reserve Chairman Alan Greenspan indicated that the U.S. economy could be headed for a recession. In addition, prices moved lower after worries that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Additional losses were recorded during July, August, November, and December, from long positions in European, U.S., and Japanese equity index futures as prices decreased on persistent concerns that a collapsing U.S. sub-prime mortgage market and declining U.S. real estate prices would pull the global economy into a recession.

.. Within the agricultural markets, losses were experienced primarily during January, February, August, and October from long futures positions in coffee as prices declined amid technically based selling and rising supplies in Vietnam and Brazil, two of the world's largest producers. Elsewhere in the agricultural complex, short positions in cotton futures resulted in losses, primarily during September and December, as prices moved higher due to news that excessive rain might delay crop production in parts of India.

.. Additional losses were recorded within the metals sector, primarily during March and April, from short positions in copper futures as prices increased amid stronger-than-expected Chinese industrial data and speculation that global demand for base metals might rise. Further losses were recorded during May, June, July, and November from both long and short futures positions in aluminum as prices moved without consistent direction due to conflicting data regarding supply and demand.

.. Smaller losses were incurred within the energy markets, primarily during March, April, and May from long positions in natural gas futures as prices decreased amid speculation that mild weather in the U.S. might slow demand. Finally, newly established short futures positions in natural gas experienced losses during October and December, as prices reversed higher amid a decline in U.S. inventories.

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

  Management assessed the effectiveness of the Partnership's internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

  Deloitte & Touche LLP, the Partnership's independent registered public accounting firm, has issued an audit report on the Partnership's internal control over financial reporting. This report, which expresses an unqualified opinion on the Partnership's internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

/s/ Walter J. Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Christian M. Angstadt
Christian M. Angstadt
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 20, 2008

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the internal control over financial reporting of Morgan Stanley Diversified Futures Fund L.P. (the "Partnership") as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

  In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Partnership and our report dated March 20, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2008

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Morgan Stanley Diversified Futures Fund L.P. (the "Partnership"), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Diversified Futures Fund L.P. at December 31, 2007 and 2006, and the results of its operations, changes in partners' capital, and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, the Partnership modified its classification of cash within the statements of financial condition and cash flows and modified its presentation of options within the statements of financial condition to conform to 2007 presentation.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2008, expressed an unqualified opinion on the Partnership's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2008

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                     ---------------------
                                                        2007       2006
                                                     ---------- ----------
                                                         $          $
                                   ASSETS
      Trading Equity:
        Unrestricted cash                            19,830,358 30,083,827
        Restricted cash                               1,879,193  1,485,435
                                                     ---------- ----------
          Total Cash                                 21,709,551 31,569,262
                                                     ---------- ----------
        Net unrealized gain on open contracts
         (MS&Co.)                                       261,807    101,838
        Net unrealized gain on open contracts
         (MSIP)                                          11,898     77,188
                                                     ---------- ----------
          Total net unrealized gain on open
           contracts                                    273,705    179,026
        Options purchased (proceeds paid
         $1,448,845 and $0, respectively)             1,131,684         --
                                                     ---------- ----------
          Total Trading Equity                       23,114,940 31,748,288
      Interest receivable (MS&Co.)                       42,623    107,594
                                                     ---------- ----------
          Total Assets                               23,157,563 31,855,882
                                                     ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL

      LIABILITIES
      Options written (premiums received
       $1,415,459 and $0, respectively)               1,131,684         --
      Redemptions payable                               338,077    491,468
      Accrued management fees                            27,464     39,487
      Administrative expenses payable                    14,000     52,917
      Accrued incentive fee                                  --     64,875
                                                     ---------- ----------
          Total Liabilities                           1,511,225    648,747
                                                     ---------- ----------

      PARTNERS' CAPITAL
      Limited Partners (23,320.265 and
       29,305.386 Units, respectively)               21,400,179 30,865,627
      General Partner (268.245 and
       324.245 Units, respectively)                     246,159    341,508
                                                     ---------- ----------
          Total Partners' Capital                    21,646,338 31,207,135
                                                     ---------- ----------
          Total Liabilities and Partners' Capital    23,157,563 31,855,882
                                                     ========== ==========

      NET ASSET VALUE PER UNIT                           917.66   1,053.24
                                                     ========== ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                           2007        2006           2005
                                        ----------  -----------    -----------
                                             $           $              $
   INVESTMENT INCOME
    Interest income (MS&Co.)               984,102    1,354,793      1,075,980
                                        ----------  -----------    -----------
   EXPENSES
    Brokerage commissions (MS&Co.)       1,477,258    1,392,699      2,316,531
    Management fees                        414,165      639,237      1,433,609
    Incentive fees                         319,068       66,640         --
    Administrative expenses                 62,000       97,000        131,000
    Transaction fees and costs              43,616       83,527        125,524
                                        ----------  -----------    -----------
      Total Expenses                     2,316,107    2,279,103      4,006,664
                                        ----------  -----------    -----------
   NET INVESTMENT LOSS                  (1,332,005)    (924,310)    (2,930,684)
                                        ----------  -----------    -----------
   TRADING RESULTS
   Trading profit (loss):
    Realized                            (2,208,858)   4,639,807     (8,480,219)
    Net change in unrealized                61,293   (1,710,019)    (1,778,968)
                                        ----------  -----------    -----------
                                        (2,147,565)   2,929,788    (10,259,187)
    Proceeds from Litigation Settlement     --           --             30,124
                                        ----------  -----------    -----------
      Total Trading Results             (2,147,565)   2,929,788    (10,229,063)
                                        ----------  -----------    -----------
   NET INCOME (LOSS)                    (3,479,570)   2,005,478    (13,159,747)
                                        ==========  ===========    ===========
   NET INCOME (LOSS) ALLOCATION:
   Limited Partners                     (3,440,041)   1,986,721    (12,998,039)
   General Partner                         (39,529)      18,757       (161,708)
   NET INCOME (LOSS) PER UNIT:
   Limited Partners                        (135.58)       51.53        (283.85)
   General Partner                         (135.58)       51.53        (283.85)

                                           UNITS       UNITS          UNITS
                                        ----------  -----------    -----------
   WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING                 26,591.491   33,895.075     43,765.567

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                           UNITS OF
                          PARTNERSHIP   LIMITED     GENERAL
                           INTEREST     PARTNERS    PARTNER     TOTAL
                          ----------- -----------  --------  -----------
                                           $           $          $
       Partners' Capital,
       December 31, 2004  47,700.181   60,558,644   762,650   61,321,294
       Net loss               --      (12,998,039) (161,708) (13,159,747)
       Redemptions        (9,294.107)  (9,495,972) (194,004)  (9,689,976)
                          ----------  -----------  --------  -----------
       Partners' Capital,
       December 31, 2005  38,406.074   38,064,633   406,938   38,471,571
       Net income             --        1,986,721    18,757    2,005,478
       Redemptions        (8,776.443)  (9,185,727)  (84,187)  (9,269,914)
                          ----------  -----------  --------  -----------
       Partners' Capital,
       December 31, 2006  29,629.631   30,865,627   341,508   31,207,135
       Net loss               --       (3,440,041)  (39,529)  (3,479,570)
       Redemptions        (6,041.121)  (6,025,407)  (55,820)  (6,081,227)
                          ----------  -----------  --------  -----------
       Partners' Capital,
       December 31, 2007  23,588.510   21,400,179   246,159   21,646,338
                          ==========  ===========  ========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

STATEMENTS OF CASH FLOWS

                                       FOR THE YEARS ENDED DECEMBER 31,
                                     ------------------------------------
                                         2007        2006           2005
                                     -----------  ----------    -----------
                                          $           $              $
     CASH FLOWS FROM
      OPERATING ACTIVITIES
     Net income (loss)                (3,479,570)  2,005,478    (13,159,747)
     Noncash item included in net
      income (loss):
       Net change in unrealized          (61,293)  1,710,019      1,778,968
     (Increase) decrease in
      operating assets:
       Restricted cash                  (393,758)  1,735,256      3,184,664
       Net option premiums               (33,386)     --             --
       Interest receivable
        (MS&Co.)                          64,971      (7,254)       (23,511)
       Due from MS&Co.                    --          --              1,576
     Increase (decrease) in
      operating liabilities:
       Accrued management fees           (12,023)    (61,966)       (48,701)
       Administrative expenses
        payable                          (38,917)    (74,920)       (16,333)
       Accrued incentive fee             (64,875)     64,875         --
                                     -----------  ----------    -----------
     Net cash provided by (used for)
      operating activities            (4,018,851)  5,371,488     (8,283,084)
                                     -----------  ----------    -----------

     CASH FLOWS FROM
      FINANCING ACTIVITIES
     Cash paid for redemptions
      of Units                        (6,234,618) (9,524,094)    (9,797,675)
                                     -----------  ----------    -----------
     Net cash used for financing
      activities                      (6,234,618) (9,524,094)    (9,797,675)
                                     -----------  ----------    -----------
     Net decrease in unrestricted
      cash                           (10,253,469) (4,152,606)   (18,080,759)
     Unrestricted cash at beginning
      of period                       30,083,827  34,236,433     52,317,192
                                     -----------  ----------    -----------
     Unrestricted cash at end
      of period                       19,830,358  30,083,827     34,236,433
                                     ===========  ==========    ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                         LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:             GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------           --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $21,646,338        $              %              $               %             $
      Commodity                                4,079          0.02         258,330           1.19         262,409
      Equity                                   --              --           70,228           0.32          70,228
      Foreign currency                      (271,847)        (1.25)        123,818           0.57        (148,029)
      Interest rate                          (11,061)        (0.05)         36,751           0.17          25,690
                                            --------         -----         -------          -----        --------
        Grand Total:                        (278,829)        (1.28)        489,127           2.25         210,298
                                            ========         =====         =======          =====
        Unrealized Currency Gain                                                                           30,021
                                                                                                         --------
       Total Net Unrealized Gain                                                                          240,319
                                                                                                         ========

2006 PARTNERSHIP NET ASSETS: $31,207,135
      Commodity                               83,712          0.27          88,033           0.28         171,745
      Equity                                 152,030          0.48            --              --          152,030
      Foreign currency                        52,612          0.17         (24,884)         (0.08)         27,728
      Interest rate                         (262,014)        (0.84)         89,200           0.29        (172,814)
                                            --------         -----         -------          -----        --------
        Grand Total:                          26,340          0.08         152,349           0.49         178,689
                                            ========         =====         =======          =====
        Unrealized Currency Gain                                                                              337
                                                                                                         --------
       Total Net Unrealized Gain                                                                          179,026
                                                                                                         ========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION.   Morgan Stanley Diversified Futures Fund L.P. (the
"Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests").
  Effective July 20, 2006, Dean Witter Diversified Futures Fund Limited Partnership was renamed to Morgan Stanley Diversified Futures Fund L.P.
  The Partnership may buy or write put and call options through listed exchanges and the over-the- counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.
  Premiums received/paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley.
  Prior to September 15, 2006, the trading manager to the Partnership was VK Capital Inc. ("VK Capital"). Demeter terminated the management agreement with VK Capital as of September 15, 2006. Consequently, VK Capital ceased all futures interest trading on behalf of the Partnership as of September 15, 2006, and trading terminated within the Partnership as of such date. VK Capital was a wholly-owned subsidiary of Morgan Stanley. It was dissolved as of October 19, 2007.
  On October 9, 2006, Demeter entered into a management agreement with Hyman Beck & Company Inc. ("Hyman Beck") to serve as the sole trading advisor to the Partnership effective November 1, 2006, and trade the Net Assets of the Partnership pursuant to its Global Portfolio trading program.
  On April 1, 2007, Morgan Stanley merged Morgan Stanley DW Inc. ("Morgan Stanley DW") into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnership's principal U.S. commodity broker-dealer.
  On April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc.
  Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets for the month at a rate equal to the monthly average yield on the 4-week U.S. Treasury bill discount rate during such month. For the period from September 15, 2006, to November 1, 2006, when Hyman Beck commenced trading, Morgan Stanley DW paid the Partnership interest income on 100% of its average Net Assets for the month at the prevailing rate for U.S. Treasury bills. Effective November 1, 2006, Morgan Stanley DW resumed paying the Partnership interest income on 80% of its daily Net Assets for the month at the prevailing rate for U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies owed to the Partnership on Futures Interests.
  The Partnership's functional currency is the U.S. dollar; however, the Partnership may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of January 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership's financial statements. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership's financial statements, if any, is currently being assessed.

TRADING EQUITY. The Partnership's asset "Trading Equity," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with MS&Co. and MSIP to be used as margin for trading; (B) net unrealized gains or losses on futures and forward contracts, which are valued at market and calculated as the difference between original contract value and market value; and, if any,
(C) options purchased at fair value. Options written at fair value are recorded in Liabilities.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIP acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIP, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnership's Statements of Financial Condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of its master netting agreement with MS&Co., as the counterparty on such contracts. The Partnership has consistently applied its right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. The Partnership accrues brokerage commissions and transaction fees and costs on a half-turn basis at 80% and 100%, respectively, of the rates MS&Co. charges retail commodity customers and parties that are not clearinghouse members, respectively. Brokerage commissions and transaction fees and costs combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the first day of each month. The Partnership did not pay any brokerage commissions from September 16, 2006, through October 31, 2006, given the absence of futures interest trading during this period.

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

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


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

DISSOLUTION OF THE PARTNERSHIP. The Partnership will terminate on December 31, 2025, or at an earlier date if certain conditions set forth in its Limited Partnership Agreement occur.

LITIGATION SETTLEMENT. The Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership received a settlement award payment in the amount of $30,124 during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RESTRICTED AND UNRESTRICTED CASH. As reflected on the Partnership's Statements of Financial Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained separately. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and Cash Flows to conform to 2007 presentation. Certain prior year amounts relating to options were reclassified on the Statements of Financial Condition to conform to 2007 presentation. Such reclassifications have no impact on the Partnership's reported net income (loss).

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership pays brokerage commissions to MS&Co. (Morgan Stanley DW, through March 31, 2007) as described in Note 1. The Partnership's cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP in futures interests trading accounts to meet margin requirements as needed.
MS&Co. (Morgan Stanley DW, through March 31, 2007) pays interest on these funds as described in Note 1. Management fees and incentive fees (if any) incurred by the Partnership were paid to VK Capital through September 15, 2006.

--------------------------------------------------------------------------------
3. TRADING ADVISOR
Prior to September 15, 2006, VK Capital was the trading manager to the Partnership. Effective October 9, 2006, Demeter, on behalf of the Partnership and itself, entered into a Management Agreement with Hyman Beck to make all trading decisions for the Partnership.
  Compensation by the Partnership to VK Capital (prior to September 15, 2006) and to Hyman Beck (effective November 1, 2006) consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Prior to February 1, 2006, the monthly management fee was paid to VK Capital and accrued daily at a rate of 1/4 of 1% (a 3% annual rate) of beginning of the month Net Assets.
  From February 1, 2006, through September 15, 2006, the monthly management fee was reduced to 1/6 of 1% (a 2% annual rate) of beginning of the month Net Assets.
  No management fee was paid from September 16, 2006, through October 31, 2006, given the absence of futures interest trading during this period.
  Effective November 1, 2006, the Partnership pays to Hyman Beck a monthly management fee equal to 1/8 of 1% per month (a 1.5% annual rate) of the Partnership's Net Assets as of the opening of business on the first day of each calendar month.

INCENTIVE FEE. Prior to February 1, 2006, the Partnership paid a quarterly incentive fee to VK Capital equal to 15% of the trading profits earned by the Partnership as of the end of each calendar quarter.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  From February 1, 2006, through September 15, 2006, the quarterly incentive fee was increased to 20% of the trading profits earned by the Partnership as of the end of each calendar quarter.
  No incentive fee was paid from September 16, 2006, through October 31, 2006, given the absence of futures interest trading during this period.
  Effective November 1, 2006, the Partnership pays to Hyman Beck a quarterly incentive fee equal to 20% of the trading profits earned by the Partnership as of the end of each calendar quarter. The initial incentive fee period began November 1, 2006, the date the Partnership began to receive trading advice from Hyman Beck, and continued until the end of the calendar quarter, December 31, 2006. Each subsequent incentive fee period is calculated through the end of each calendar quarter. The Partnership pays an incentive fee based upon the performance of Hyman Beck beginning November 1, 2006, without regard to any losses previously incurred by the prior trading advisor. Trading profits represent the amount by which profits from futures, options on futures and forwards, and forwards trading exceed losses after brokerage commissions, management fees, transaction fees and costs, and administrative expenses are deducted. Such incentive fee is accrued in each month in which trading profits occur. In those months in which trading profits are negative, previous accruals, if any, during the incentive period are reduced. In those instances in which limited partners redeem Units, incentive fees earned (through the date of such redemptions) are paid to Hyman Beck (VK Capital, prior to September 15,
2006) on those Units redeemed in the month of such redemptions.

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

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

                   NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                   ---------------------------   -------------------
                                 OFF-                        OFF-
                   EXCHANGE-   EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED      TRADED    TOTAL   TRADED    TRADED
              ---- ---------   --------- ------- --------- ---------
                       $           $        $
              2007  388,364    (148,045) 240,319 Sep. 2008 Aug. 2008
              2006  151,298      27,728  179,026 Sep. 2007 Mar. 2007

  The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures- styled options contracts, which funds, in the aggregate, totaled $22,097,915 and $31,720,560 at December 31, 2007 and 2006, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership's and the counterparties' exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s or MSCG's bankruptcy or insolvency.

MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

NOTES TO FINANCIAL STATEMENTS
(concluded)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                             2007       2006       2005
                                          ---------  ---------  ---------
      PER UNIT OPERATING
       PERFORMANCE:
      NET ASSET VALUE, JANUARY 1:         $1,053.24  $1,001.71  $1,285.56
                                          ---------  ---------  ---------
      NET OPERATING RESULTS:
         Interest Income                      37.01      39.97      24.59
         Expenses                            (87.10)    (67.24)    (91.55)
         Realized Profit (Loss)/(1)/         (87.79)    129.25    (176.93)
         Unrealized Profit ( Loss)             2.30     (50.45)    (40.65)
         Proceeds from Litigation
          Settlement                              -          -       0.69
                                          ---------  ---------  ---------
         Net Income (Loss)                  (135.58)     51.53    (283.85)
                                          ---------  ---------  ---------
      NET ASSET VALUE,
       DECEMBER 31:                       $  917.66  $1,053.24  $1,001.71
                                          =========  =========  =========
      FOR THE CALENDAR YEAR:
      RATIOS TO AVERAGE NET
       ASSETS:
         Net Investment Loss                 (5.0)%     (2.6)%     (6.4)%
         Expenses before Incentive Fees       7.4 %      6.3 %      8.7 %
         Expenses after Incentive Fees        8.6 %      6.5 %      8.7 %
         Net Income (Loss)                  (13.0)%      5.7 %    (28.7)%
      TOTAL RETURN BEFORE
       INCENTIVE FEES                       (11.7)%      5.3 %    (22.1)%
      TOTAL RETURN AFTER
       INCENTIVE FEES                       (12.9)%      5.1 %    (22.1)%

      INCEPTION-TO-DATE RETURN              263.8 %
      COMPOUND ANNUALIZED
       RETURN                                 6.8 %

(1)Realized Profit (Loss) is a balancing amount necessary to reconcile the change in Net Asset Value per Unit with the other per Unit information.

                    Demeter Management Corporation
                    522 Fifth Avenue, 13th Floor
                    New York, NY 10036

[LOGO]

Morgan Stanley

ADDRESS SERVICE REQUESTED


[GRAPHIC] printed on recycled paper
                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA



? 59 ?