Form 10-Q
period 2008-03-31
MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
filed 2008-05-15
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT
 TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

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









42

44
(Former name, former address, and former
 fiscal year, if changed since
last report)
47
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       	No___________


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?,
?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X


       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2008




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2008
		(Unaudited) and December 31, 2007..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)........................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2008 and 2007 (Unaudited) ........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited)........................5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007..........................6

		Notes to Financial Statements (Unaudited)...............7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......17-25

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk.........................................26-38

Item 4.	Controls and Procedures.............................38-39

Item 4T.	Controls and Procedures................................39


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................40

Item 5.	Other Information...................................40-42

Item 6.	Exhibits...............................................42


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION

			March 31,	December 31,
			        2008        	        2007
			$	$
			(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	23,523,316	19,830,358
	Restricted cash	     1,717,343	    1,879,193

	     Total cash	   25,240,659	   21,709,551

     Net unrealized gain on open contracts (MS&Co.)	250,716	261,807
     Net unrealized gain (loss) on open contracts (MSIP)	           (594,958)	         11,898

		Total net unrealized gain (loss) on open contracts	(344,242)	273,705

	Options purchased (proceeds paid $889,841
           and $1,448,845, respectively)	      1,513,743	               1,131,684

		Total Trading Equity	26,410,160	23,114,940

Interest receivable (MS&Co.)	                  24,326	         42,623

		Total Assets	    26,434,486	  23,157,563

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Options written (premiums received $821,043
    and $1,415,459, respectively)				                 1,513,743	 	   1,131,684
Redemptions payable	379,897	338,077
Accrued management fees 	          31,093	         27,464
Administrative expenses payable	            15,000	         14,000

		Total Liabilities	     1,939,733	    1,511,225

Partners? Capital

Limited Partners (22,463.445 and
	23,320.265 Units, respectively)	24,234,488	21,400,179
General Partner (241.245 and
      268.245 Units, respectively)	        260,265	       246,159

		Total Partners? Capital	    24,494,753	  21,646,338

		Total Liabilities and Partners? Capital	    26,434,486	  23,157,563
NET ASSET VALUE PER UNIT	                                                       1,078.84	         917.66

	The accompanying notes are an integral part of these financial statements.

- 2 -


       <table>  	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	                                                                                        For the Quarters Ended March 31,


                                                                         		             2008   	     2007
                                                                               	                          $		        $
INVESTMENT INCOME
	Interest income (MS&Co.)    	       103,933			        301,731


EXPENSES
	Brokerage commissions (MS&Co.)	             175,016	379,543
	Management fees 	     	88,320 	113,611
	Administrative expenses		15,000	12,000
	Transaction fees and costs		         10,852	        11,848

		  Total Expenses		     289,188	      517,002


NET INVESTMENT LOSS	   (185,255)	     (215,271)


TRADING RESULTS
Trading profit (loss):
	Realized		4,628,641	(1,777,920)
	Net change in unrealized		    (653,359)	    1,028,733

               Total Trading Results		    3,975,282	     (749,187)

NET INCOME (LOSS)  	     3,790,027	     (964,458)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                	                3,746,792	     (953,748)
	General Partner            	                     43,235	 	       (10,710)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		                  161.18	(33.03)
	General Partner                                                   		                  161.18	  (33.03)


		                                                       Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	   23,166.700		 28,808.380

The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Quarters Ended March 31, 2008 and 2007
(Unaudited)



				    Units of
				    Partnership	      Limited	      General
				          Interest     	        Partners    	          Partner     	              Total
					      $	   $	               $
Partners? Capital,
December 31, 2006	29,629.631	30,865,627	341,508 	31,207,135

Net Loss                               -    	             (953,748)	             (10,710)	(964,458)

Redemptions	   (1,737.578)	       (1,756,316)             (30,606)       (1,786,922)

Partners? Capital,
March 31, 2007	    27,892.053	   28,155,563	             300,192	 28,455,755




Partners? Capital,
December 31, 2007	23,588.510	21,400,179	246,159 	21,646,338

Net Income                                                               ?    	            3,746,792	              43,235	3,790,027

Redemptions	     (883.820)	           (912,483)            (29,129)          (941,612)

Partners? Capital,
March 31, 2008	    22,704.690	   24,234,488	             260,265	 24,494,753

















The accompanying notes are an integral part of these financial statements.

        <table>	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				     For the Quarters Ended March 31,

	      2008        	        2007
	       $	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	3,790,027	(964,458)
Noncash item included in net income (loss):
	Net change in unrealized	653,359	(1,028,733)

(Increase) decrease in operating assets:
	Restricted cash	 161,850	(493,820)
	Net option proceeds	(35,412)	75,690
     Interest receivable (MS&Co.)		 			         18,297	         	          9,256

Increase (decrease) in operating liabilities:
	Accrued management fees 	3,629	         (3,361)
	Administrative expenses payable                                  1,000          	(20,117)
	Accrued incentive fee	               -                                    (64,875)

Net cash provided by (used for) operating activities	   4,592,750	    (2,490,418)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	      (899,792)	    (1,556,638)

Net cash used for financing activities	      (899,792)	    (1,556,638)

Net increase (decrease) in unrestricted cash	    3,692,958	        (4,047,056)

Unrestricted cash at beginning of period	   19,830,358	   30,083,827

Unrestricted cash at end of period	   23,523,316	   26,036,771






The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
     Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

 $
 %
 $
%
$

March 31, 2008, Partnership Net Assets:  $24,494,753



Commodity
   (721,799)
       (2.95)
          ?
          ?
  (721,799)
Equity
         ?
          ?
   (86,168)
      (0.35)
  (86,168)
Foreign currency
     (44,011)
       (0.18)
   (183,238)
      (0.75)
   (227,249)
Interest rate
    613,935
        2.51
     (22,050)
      (0.09)
    591,885






     Grand Total:
   (151,875)
       (0.62)
   (291,456)
      (1.19)
  (443,331)

     Unrealized Currency Gain





    30,291

     Total Net Unrealized Loss



  (413,040)







December 31, 2007, Partnership Net Assets:  $21,646,338










Commodity
        4,079
        0.02
    258,330
       1.19
  262,409
Equity
         ?
          ?
    70,228
       0.32
  70,228
Foreign currency
   (271,847)
       (1.25)
    123,818
       0.57
   (148,029)
Interest rate
     (11,061)
       (0.05)
      36,751
       0.17
      25,690






     Grand Total:
   (278,829)
       (1.28)
    489,127
       2.25
   210,298

     Unrealized Currency Gain





    30,021

     Total Net Unrealized Gain



   240,319




The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Diversified Futures Fund L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Diversified Futures Fund L.P. is a Delaware limited partnership organized in 1987 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, ?Futures Interests?).

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market. The buyer has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest or underlying asset at a specified price prior to

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

or on a specified expiration date. The writer of an option is exposed to the risk of loss if the market price of the underlying asset declines (in the case of a put option) or increases (in the case of a call option). The writer of an option can never profit by more than the premium paid by the buyer but can lose an unlimited amount.

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

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  Related Party Transactions
The Partnership?s cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of the Partnership?s average daily Net Assets for the month at a rate equal to the monthly average yield on the 4-week U.S. Treasury bill discount rate during such month. The Partnership pays brokerage commissions to MS&Co.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:


                  Net Unrealized Gains/(Losses)
                          on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                     $           $             $

Mar. 31, 2008    (185,791)	(227,249)	 (413,040)	 Dec. 2008	  Aug. 2008
Dec. 31, 2007     388,364	(148,045)	  240,319	 Sep. 2008    Aug. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

-	11 ?
       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $25,054,868 and $22,097,915 at March 31, 2008, and December 31, 2007, respect-
ively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.
       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. With respect to those off-exchange-traded forward currency options contracts, the Partnership is at risk to the ability of MSCG, the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with each counterparty. These agreements, which seek to reduce both the Partnership?s and the counterparties? exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s or MSCG?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS? 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for
                              - 13 ?

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of March 31, 2008:



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized gain(loss) on open contracts
$      (185,791)
 $     (227,249)
 n/a

 $      (413,040)
Options purchased
            ?
    1,513,743
 n/a

      1,513,743
    Total Assets
$      (185,791)
  $    1,286,494
 n/a

   $    1,100,703






Liabilities





Options written
         ?
$    1,513,743
 n/a

    $    1,513,743






Net unrealized loss on open





  contracts
$      (185,791)
$     (227,249)
 n/a

$     (413,040)
</table>                      - 14 -
       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


7.  Reclassification

Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partner-ship?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $4,079,215 and expenses totaling $289,188, resulting in net income of $3,790,027 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $917.66 at December 31, 2007, to $1,078.84 at March 31,
2008.

The most significant trading gains of approximately 8.9% were recorded in the currency sector throughout the quarter from long positions in the Japanese yen, euro, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to disappointing economic data in the U.S., weak corporate earnings reports, and fears of a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. Elsewhere, short positions in the British pound versus the Japanese yen and euro resulted in gains, primarily during March, as the value of the British pound declined relative to these currencies amid speculation that a global credit crunch and falling home prices in the United Kingdom may cause the Bank of England to reduce interest rates. Within the global interest rate sector, gains of approximately 6.4% were experienced, primarily during January and February, from long positions in U.S., German, and Japanese fixed-income futures as prices increased in a ?flight-to-quality? following a sharp decline in the global equity markets and concerns that an economic slowdown in the United States may weaken the global
       economy.  Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the quarter, while U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Additional gains of approximately 5.9% were recorded in the global stock index sector throughout the quarter from short positions in European, Pacific Rim, and U.S. equity index futures as prices decreased on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market may restrain consumer spending and curb global economic growth. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 3.0% in the metals markets from short futures positions in aluminum, copper, and zinc as prices increased in January and February due to news of weak global supplies amid rising demand from China and India. During March, further losses were incurred from newly established long positions in aluminum futures as prices reversed lower amid speculation that a slumping U.S. economy may lead to a decline in global demand for base metals. Additional losses of approximately 0.4% were experienced within the energy sector, primarily during January, from short positions in natural gas futures as prices moved higher amid forecasts for colder weather and expectations of a decline in U.S. inventories. Elsewhere, long futures positions in crude oil resulted in losses, primarily during January, as prices reversed lower due to fears that a possible economic recession in the U.S. may curb demand from the
       world's largest energy consumer.  Smaller losses of
approximately 0.3% were recorded in the agricultural markets, primarily during March, from long positions in coffee futures as prices fell amid forecasts that Brazil's crop may be larger than previously estimated. Lastly, losses were incurred in the agricultural complex during March from long futures positions in cotton as prices decreased on concern that the aforementioned economic slowdown may erode global demand.


For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(447,456) and expenses totaling $517,002, resulting in a net loss of $964,458 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $1,053.24 at December 31, 2006, to $1,020.21 at March 31,
2007.

The most significant trading losses of approximately 1.7% were experienced in the currency sector primarily during late February and early March from short positions in the Japanese yen relative to the U.S. dollar, euro, and British pound as the value of the Japanese yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances", which encouraged

       traders to unwind short positions in the Japanese yen against most of its major rivals. Furthermore, investor speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation also pushed the value of the Japanese yen higher. Additional losses were incurred during later February and early March from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc moved higher on news that Switzerland?s economy had accelerated faster than expected in February for the second straight month. Elsewhere in the currency sector, losses were incurred during March from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar declined after the Reserve Bank of New Zealand indicated that interest rates might remain steady in the near term. Additional losses of approximately 1.2% were incurred in the global interest rate sector, primarily during February from short positions in U.S fixed-income futures as prices reversed sharply higher due to a worldwide "flight-to-quality" after a sell-off in the global equity markets that began on February 27, 2007, with comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Within the metals sector, losses of approximately 0.6% were incurred primarily in

                             - 24 ?
       February and March from short positions in copper futures as prices moved higher on continued speculation that low stockpiles and supply disruptions might create a supply shortage in the future and news of stronger-than-expected Chinese industrial data. Additional losses were recorded in the metals markets from short positions in gold futures as prices increased amid uncertainty regarding the future direction of the U.S. dollar. Further losses of approximately 0.4% were experienced within the global stock index sector during February and March from long positions in U.S. and French equity index futures as prices fell suddenly and sharply due to the aforementioned factors that affected the global interest rate futures markets. Smaller losses of approximately 0.1% were experienced within the energy markets primarily in January and February from short positions in natural gas futures as prices reversed higher amid colder weather in the U.S Northeast and news from the U.S. Department of Energy that supplies were weaker-than-expected. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.5% in the agricultural sector primarily during March from long positions in cocoa futures as prices moved higher after dry weather in the Ivory Coast increased speculation that this year?s crop might be smaller-than-expected, as well as increased political tensions in that country. Lastly, gains were experienced from short futures positions in sugar as prices moved lower during January due to speculative-selling, while prices fell during March amid increased production from Brazil, Thailand, and India.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Introduction

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

The futures, forwards, and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the
       Partnership accounts with the counterparty, which is
accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008, and 2007. At March 31, 2008, and 2007, the Partnership?s total capitalization was approximately $24 million and $28 million, respectively.

Primary Market            March 31, 2008         March 31, 2007
Risk Category	  	      Value at Risk          Value at Risk

Currency					(0.61)%		   	    (1.22)%

Interest Rate				(0.60)			    (1.17)

Equity				     (0.28)			    (0.42)

Commodity				    	(0.54)			    (0.77)

Aggregate Value at Risk	 	(1.15)%		    	    (1.60)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category        High      Low      Average
Currency						(1.68)%	(0.61)%	(0.99)%

Interest Rate					(1.16)	(0.60)	(0.82)

Equity						(0.63)	(0.09)	(0.32)

Commodity						(0.75)	(0.38)	(0.57)


Aggregate Value at Risk			(2.57)%	(1.15)%	(1.62)%



Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
-	31 ?

*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk.
       There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 98% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are
       statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropria-tions, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Currency.   The largest market exposure of the Partnership
at March 31, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2008, was to the global interest rate sector. This Exposure was primarily spread across Japanese, U.S., European, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of the Partnership?s stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially
       impact the Partnership?s profitability.  The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At March 31, 2008, the Partnership?s primary exposures were to the S&P 500 (U.S.), FTSE 100 (Britain), NIKKEI 225 (Japan), CAC 40 (France), SPI 200 (Australia), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

	Commodity.

Metals.	The third largest market exposure of the
Partnership at March 31, 2008, was to the metals sector.
The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2008, the Partnership had market exposure in the markets that comprise these sectors. Most of the exposure was to the soybean oil and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008, were in Japanese yen, Australian dollars, British pounds, Canadian dollars, euros, Swiss francs, and Mexican pesos. The Partnership controls
       the non-trading risk of foreign currency balances by
regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.  CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of

       the Partnership?s disclosure controls and procedures (as
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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January

       2002 to September 2004.  Mr. Durbin received his B.B.A.
from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

       Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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




                      Morgan Stanley Diversified Futures Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

May 15, 2008          By:/s/Christian Angstadt
                            Christian Angstadt
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

? 6 ?