Form 10-Q
period 2008-06-30
MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
filed 2008-08-13
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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












(Former name, former address and former fiscal year, if changed since last report)

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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2008




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2008
		(Unaudited) and December 31, 2007..........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2008 and 2007 (Unaudited)........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited).........................5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007..........................6

		Notes to Financial Statements (Unaudited)...............7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......17-30

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk.........................................31-43

Item 4.	Controls and Procedures.............................43-44

Item 4T.	Controls and Procedures................................44


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................45

Item 5.	Other Information...................................45-46

Item 6.	Exhibits............................................46-47


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
			June 30,	December 31,
			        2008        	        2007
			$	$
			(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	20,425,243	19,830,358
	Restricted cash	      799,791	    1,879,193

	     Total cash	   21,225,034	   21,709,551

     Net unrealized gain on open contracts (MS&Co.)	370,517	261,807
     Net unrealized gain on open contracts (MSIP)	              53,918	         11,898

		Total net unrealized gain on open contracts	424,435	273,705

	Options purchased (proceeds paid $380,970
           and $1,448,845, respectively)	          375,648	               1,131,684

		Total Trading Equity	22,025,117	23,114,940

Interest receivable (MS&Co.)	                    27,209	         42,623

		Total Assets	    22,052,326	  23,157,563

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Options written (premiums received $408,287
    and $1,415,459, respectively)				                   375,648	 	   1,131,684
Redemptions payable	343,169	338,077
Accrued management fees 	27,099          	         27,464
Administrative expenses payable	           15,000	         14,000

		Total Liabilities	      760,916	    1,511,225

Partners? Capital

Limited Partners (20,831.931 and
	23,320.265 Units, respectively)	21,047,667	21,400,179
General Partner (241.245 and
      268.245 Units, respectively)	       243,743	       246,159

		Total Partners? Capital	    21,291,410	  21,646,338

		Total Liabilities and Partners? Capital	    22,052,326	  23,157,563

NET ASSET VALUE PER UNIT	                                         1,010.36                	         917.66

	The accompanying notes are an integral part of these financial statements. </table>
- 2 -


       <table>  	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                       For the Three Months                        	For the Six Months
  	            Ended June 30,                               Ended June 30,


                          2008   	               2007    	        2008   	    2007
                              $	                   $	             $	  $
INVESTMENT INCOME
	Interest income (MS&Co.)	    70,577		       278,673   	    174,510	       580,404

EXPENSES
	Brokerage commissions (MS&Co.)	111,968	490,553	286,984		870,096
	Management fees	86,010	109,400  	174,330 	    	    223,011
	Administrative expenses	15,000	     18,000	30,000		      30,000
	Transaction fees and costs	5,909	     13,144	16,761 	           	24,992
	Incentive fees	          ?     	    319,068    	          ?     		     319,068

		   Total Expenses 	    218,887	   950,165	    508,075		 1,467,167

NET INVESTMENT LOSS 	   (148,310)	  (671,492)	       (333,565)	             (886,763)

TRADING RESULTS
Trading profit (loss):
	Realized	(2,266,678)	3,745,417	2,361,963		2,048,201
	Net change in unrealized	     864,792	    (308,925)	    211,433	 	     639,104

	           Total Trading Results	   (1,401,886)	  3,436,492	   2,573,396		  2,687,305

NET INCOME (LOSS)	   (1,550,196)	  2,765,000	    2,239,831		  1,800,542

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,533,674)	2,735,479	2,213,118	  	1,781,731
	General Partner 	(16,522)	29,521	26,713		18,811

NET INCOME (LOSS) PER UNIT

	Limited Partners   (68.48)                 100.33                   92.70                  67.30
	General Partner    (68.48)                 100.33                   92.70                  67.30


	                                     Units                   Units                   Units	Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                            21,861.794		27,220.744		22,487.041	28,032.063




The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)



				    Units of
				    Partnership	      Limited	      General
				          Interest     	        Partners    	          Partner     	              Total
					      $	   $	               $
Partners? Capital,
December 31, 2006	29,629.631	30,865,627	341,508 	31,207,135

Net Income                                                              ?    	            1,781,731	               18,811	1,800,542

Redemptions	   (2,964.329)	       (3,097,572)             (30,606)       (3,128,178)

Partners? Capital,
June 30, 2007	    26,665.302	   29,549,786	             329,713	 29,879,499




Partners? Capital,
December 31, 2007	23,588.510	21,400,179	246,159 	21,646,338

Net Income                                                              ?    	            2,213,118	               26,713	2,239,831

Redemptions	   (2,515.334)	       (2,565,630)             (29,129)	   (2,594,759)

Partners? Capital,
June 30, 2008	    21,073.176	   21,047,667	             243,743	 21,291,410














The accompanying notes are an integral part of these financial statements.

        <table> 	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				        For the Six Months Ended June 30,

				                  2008        	             2007
				         $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	2,239,831	1,800,542
Noncash item included in net income:
	Net change in unrealized	(211,433)	(639,104)

(Increase) decrease in operating assets:
	Restricted cash	 1,079,402	10,056
	Proceeds paid for options purchased	1,067,875	(2,047,406)
     Interest receivable (MS&Co.)		 		                     15,414	         	         18,417
     Due from MS&Co.		 			                          ?      		       (83,817)

Increase (decrease) in operating liabilities:
	Premiums received for options written                                            (1,007,172)                      1,761,819
	Accrued management fees	                                       (365)     	(2,269)
	Administrative expenses payable             1,000                            (34,707)
	Accrued incentive fee 	                 ?                  	         254,193


Net cash provided by operating activities	   3,184,552	     1,037,724


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	  (2,589,667)	    (3,209,866)

Net cash used for financing activities	   (2,589,667)	    (3,209,866)

Net increase (decrease) in unrestricted cash	    594,885	        (2,172,142)

Unrestricted cash at beginning of period	   19,830,358	   30,147,827

Unrestricted cash at end of period	   20,425,243	   27,975,685



The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
     Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

 $
 %
 $
%
$

June 30, 2008, Partnership Net Assets:  $21,291,410



Commodity
       70,846
        0.33
      (1,894)
      (0.01)
     68,952
Equity
    (89,773)
       (0.42)
    78,982
       0.37
   (10,791)
Foreign currency
     237,017
        1.11
   (136,692)
      (0.64)
    100,325
Interest rate
               ?
        ?
    268,833
       1.26
    268,833






     Grand Total:
     218,090
        1.02
    209,229
       0.98
   427,319

     Unrealized Currency Loss





      (2,884)

     Total Net Unrealized Gain


  Fair Value
             $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
           ?
          ?



Options purchased on Forward Contracts
    375,648
       1.76



Options written on Futures Contracts
           ?
          ?



Options written on Forward Contracts
   (375,648)
      (1.76)






   424,435

December 31, 2007, Partnership Net Assets:  $21,646,338









Commodity
        4,079
        0.02
    258,330
       1.19
  262,409
Equity
         ?
          ?
    70,228
       0.33
  70,228
Foreign currency
      45,314
        0.21
   (159,957)
      (0.74)
   (114,643)
Interest rate
     (11,061)
       (0.05)
      36,751
       0.17
      25,690






     Grand Total:
      38,332
        0.18
    205,352
       0.95
   243,684

     Unrealized Currency Gain





    30,021

     Total Net Unrealized Gain


  Fair Value
  $
Percentage of
   Net Assets
          %



Options purchased on Futures Contracts
              ?
         ?



Options purchased on Forward Contracts
      1,131,684
        5.23



Options written on Futures Contracts
              ?
         ?



Options written on Forward Contracts
     (1,131,684)
       (5.23)






   273,705

The accompanying notes are an integral part of these financial statements.

-	6 ?
       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of an option and the premium received/paid is treated as an unrealized gain or loss.

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
                          on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                     $           $             $
Jun. 30, 2008 	324,106	 100,329	  424,435	 Mar. 2009	  Sep. 2008
Dec. 31, 2007     388,364	(114,659)	  273,705	 Sep. 2008    Aug. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

-	11 ?
       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $21,549,140 and $22,097,915 at June 30, 2008, and December 31, 2007,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.

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

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for
                              - 13 ?

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June
30, 2008:  <table>  <caption>



Assets
Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
    Inputs
  (Level 3)




      Total

Unrealized gain on open contracts
    $   324,106
      $   100,329
 n/a

   $     424,435
Options purchased
        ?
       375,648
 n/a

     375,648






Liabilities





Options written
        ?
    $    375,648
 n/a

 $     375,648







-	14 ?
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

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


7.  Reclassifications

Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007 were reclassified to conform to 2008 presentation. Certain prior year amounts on the Statements of Operations were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading gain (loss)? for open (unrealized) contracts, and recorded as ?Realized trading gain (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $(1,331,309) and expenses totaling $218,887, resulting in a net loss of $1,550,196 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit decreased from $1,078.84 at March 31, 2008, to $1,010.36 at June 30, 2008.

The most significant trading losses of approximately 3.1% were experienced within the global stock index sector, primarily during April and May, from short positions in European, U.S., and Pacific Rim equity index futures as prices increased following the release of better-than-expected corporate earnings reports and better-than-forecast economic data out of the U.S. and Germany. During June, newly established long positions in European, U.S., and Pacific Rim equity index futures resulted in additional losses as prices reversed lower on concerns that surging commodity prices and additional subprime-related writedowns would erode corporate earnings and slow global economic growth. Within the currency sector, losses of approximately 2.2% were recorded, primarily during April and May, from long positions in the Japanese yen versus the U.S. dollar and British pound as the value of the Japanese yen declined against these currencies after a rally in the global equity markets prompted investors to resume carry trade positions. Elsewhere, short positions in the New Zealand dollar versus U.S. dollar experienced further losses as the value of the New Zealand
       dollar moved higher against the U.S. dollar in May amid speculation that the Reserve Bank of New Zealand would leave interest rates unchanged in June. Additional losses of approximately 0.8% were recorded within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices decreased amid the aforementioned rebound in the global equity markets, which reduced demand for the ?safe haven? of government bonds. Furthermore, prices of U.S. and Japanese interest rate futures moved lower on speculation that the U.S. Federal Reserve and Bank of Japan would not reduce borrowing costs as much as previously expected due to concerns of accelerating global inflation. Smaller losses of approximately 0.5% were incurred within the metals markets, primarily during April and May, from long futures positions in gold and silver as prices dropped amid speculative selling and a temporary rise in the value of the U.S. dollar. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.3% within the agricultural sector, primarily during April, from long futures positions in soybean oil as prices increased after a government report showed a rise in demand for U.S. supplies following labor disputes that slowed exports from Argentina and Brazil. Meanwhile, long positions in cocoa futures resulted in further gains as prices moved higher amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated.

       The Partnership recorded total trading results including interest income totaling $2,747,906 and expenses totaling $508,075, resulting in net income of $2,239,831 for the six month ended June 30, 2008. The Partnership?s net asset value per Unit increased from $917.66 at December 31, 2007, to $1,010.36 at June 30, 2008.

The most significant trading gains of approximately 6.6% were experienced within the currency sector, primarily during January, February, March, and June, from long positions in the euro, Japanese yen, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to disappointing economic data in the U.S., which fueled persistent concerns of a possible U.S. recession. Within the global interest rate sector, gains of approximately 5.5% were recorded, primarily during January and February, from long positions in U.S., German, and Japanese interest rate futures as prices increased in a ?flight-to-quality? following a sharp decline in the global equity markets and concerns that an economic slowdown in the United States might weaken the global economy. During May, newly established short positions in European fixed-income futures resulted in additional gains as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Smaller gains of approximately 2.7% were experienced within the global stock index sector, primarily during January, February, and March, from short positions in European, Pacific Rim, and U.S. equity index futures as prices decreased on
                             - 23 ?
       concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, and a weakening job market would restrain consumer spending and curb global economic growth. A portion of the Partnership?s gains for the first six months of the year was offset by losses of approximately 3.5% in the metals markets, primarily during the first quarter, from short futures positions in aluminum, copper, and zinc as prices increased in January and February due to news of weak global supplies amid rising demand from China and India. During March, additional losses were incurred from newly established long positions in aluminum futures as prices reversed lower amid speculation that a slumping U.S. economy would lead to a decline in global demand for base metals. Additional losses of approximately 0.4% were recorded within the energy sector, primarily during January, from short positions in natural gas futures as prices moved higher amid forecasts for colder weather and expectations of a decline in U.S. inventories. Elsewhere, long futures positions in crude oil resulted in smaller losses, primarily during January, as prices reversed lower due to fears that a possible economic recession in the U.S. would curb demand from the world's largest energy consumer.

       For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $3,715,165 and expenses totaling $950,165, resulting in net income of $2,765,000 for the three months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $1,020.21 at March 31, 2007, to $1,120.54 at June
30, 2007.

The most significant trading gains of approximately 6.5% were experienced in the global interest rate sector, primarily during May and June, from short positions in European fixed-income futures as prices fell sharply lower due to a report that showed real Gross Domestic Product in the Euro-Zone increased more-than-expected in the first quarter of 2007. In addition, prices were pressured lower after reports showed German investor confidence rose during May and Italian retail sales were stronger-than-expected during April. Finally, European fixed-income futures prices plunged toward the end of May after news that Germany's unemployment rate held at a six-year low, while French unemployment dropped to the lowest level in 24 years. Meanwhile, gains were also recorded from short positions in Canadian and Australian interest rate futures during May as prices declined amid strength in regional equity markets and consistently strong economic data out of Canada and Australia. Additional gains were recorded from short positions in U.S. fixed-income futures throughout the quarter as prices moved lower after the
                             - 25 -


       Philadelphia Federal Reserve's index of regional
manufacturing increased more-than-expected in April and the Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy. Additional gains of approximately 2.4% were experienced in the currency sector throughout the quarter primarily from short positions in the Japanese yen versus the U.S. dollar, British pound, and euro as the value of the Japanese yen weakened against its major rivals amid expectations that strengthening global equity markets might give investors more confidence to buy higher-yielding assets financed with money borrowed in Japan, thereby continuing the carry-trade. Additionally, the value of the Japanese yen moved lower after news that the Tankan survey was weaker-than- expected, leading investors to believe that the Bank of Japan would not raise interest rates. Further gains were recorded from long positions in the Australian dollar, British pound, euro, and New Zealand dollar versus the U.S. dollar as strong economic data out of Australia, the United Kingdom, European Union, and New Zealand added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation, thus pushing the value of those currencies higher relative to the U.S. dollar. Lastly, gains were recorded from long positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar strengthened in tandem with rising commodities prices and speculation that the Bank of Canada might continue raising interest rates. Within the global stock index sector, gains of approximately 1.3% were
                               - 26 -


       recorded primarily during April and May from long
positions in European and U.S. equity index futures as prices rose due to the aforementioned strong economic data in the Euro-Zone and United States, as well as consistently strong corporate earnings amid increased global merger and acquisition activity. Smaller gains of approximately 0.3% were recorded in the agricultural markets, primarily during April, from short positions in cotton futures as prices dropped to a five-month low after U.S. exporters reported a decrease in Chinese demand. Additional gains were recorded during April from short positions in sugar futures as prices moved lower after India, the world?s second-biggest producer of sugar, produced a record output of this commodity. Elsewhere, long positions in cocoa futures resulted in gains during June as prices increased amid concerns that there might be a world production deficit due to dry weather in Western Africa. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 1.7% recorded within the metals sector during April from short positions in copper and zinc futures as prices rose on speculation that strengthening global equity markets would spur an increase in global demand for base metals. During May, long positions in gold futures resulted in further losses as prices declined due to speculation selling. Additional losses were recorded from long positions in aluminum futures during May and June as prices decreased after the Chinese government announced that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus.
- 27 -


       The Partnership recorded total trading results including interest income totaling $3,267,709 and expenses totaling $1,467,167, resulting in net income of $1,800,542 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $1,053.24 at December 31, 2006, to $1,120.54 at June 30, 2007.

The most significant trading gains of approximately 5.3% were recorded in the global interest rate sector throughout a majority of the year from short positions in European fixed-income futures as prices trended lower amid consistently strong consumer sentiment and unemployment data out of Germany, France, and the United Kingdom. Elsewhere, additional gains were recorded from short positions in Australian and Canadian fixed-income futures as prices declined amid strength in regional equity markets and consistently strong economic data out of Australia and Canada. Additional gains of approximately 1.0% were experienced in the global stock index sector from long positions in European equity index futures as prices increased during April due to the aforementioned strong economic data in the Euro-Zone, as well as consistently strong corporate earnings amid increased global merger and acquisition activity. Additional gains of approximately 0.8% were experienced in the agricultural markets during March, April, and June from long positions in cocoa futures after political unrest in the Ivory Coast, the world?s biggest cocoa grower, raised concerns that fighting might resume in the country and cut production.
       Meanwhile, gains were recorded from short positions in sugar futures as prices decreased after India, the world?s second-biggest producer of sugar, produced a record output of this commodity. Smaller gains of approximately 0.6% were recorded in the currency markets during April, May, and June from short positions in the Japanese yen versus the U.S. dollar, British pound, and euro as the value of the Japanese yen weakened against most of its major rivals amid expectations that strengthening global equity markets might give investors more confidence to buy higher-yielding assets financed with money borrowed in Japan, thereby continuing the carry-trade. Elsewhere, gains were recorded from long positions in the Canadian dollar versus the U.S. dollar during May and June as the value of the Canadian dollar strengthened in tandem with rising commodities prices and speculation that the Bank of Canada might raise interest rates. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 2.3% recorded in the metals markets throughout a majority of the year from positions in copper, aluminum, and zinc futures. During February, March, and April, short positions in copper futures experienced losses as prices moved higher on continued speculation that low stockpiles might create a supply shortage in the future and after the International Monetary Fund?s strong global growth forecasts bolstered sentiment that global demand for base metals might increase in 2007. Further losses were recorded from long

       positions in aluminum futures during May and June as
prices decreased after an announcement by the Chinese government that it would raise export taxes for base metals and on speculation that rising production and inventories might create
a global surplus.   Lastly, short and long positions in zinc
futures incurred losses during the second quarter as prices moved without consistent direction due to conflicting data regarding supply and demand.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008, and 2007. At June 30, 2008, and 2007, the Partnership?s total capitalization was approximately $21 million and $30 million, respectively.

Primary Market            June 30, 2008          June 30, 2007
Risk Category	  	      Value at Risk          Value at Risk

Currency					(0.89)%		   	    (0.78)%

Interest Rate				(0.57)			    (0.90)

Equity				     (0.53)			    (0.63)

Commodity				    	(0.38)			    (0.38)

Aggregate Value at Risk	 	(0.98)%		    	    (1.37)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category        High      Low      Average
Currency						(1.68)%	(0.61)%	(1.01)%

Interest Rate					(1.16)	(0.57)	(0.74)

Equity						(0.53)	(0.09)	(0.29)

Commodity						(0.75)	(0.38)	(0.57)


Aggregate Value at Risk			(2.57)%	(0.98)%	(1.52)%



Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
-	36 ?

*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.
In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor
       risk.  There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.   The largest market exposure of the Partnership at
June 30, 2008, was to the currency sector.  The Partnership?s
       currency exposure is to exchange rate fluctuations,
primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to the British pound, Japanese yen, and euro currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2008, was to the global interest rate sector. This Exposure was primarily spread across European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the
       U.S., the United Kingdom, Germany, Japan, Italy, and
Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly?based indices. At June 30, 2008, the Partnership?s primary exposures were to the NIKKEI 225 (Japan), CAC 40 (France), FTSE 100 (United Kingdom), DAX (Germany), and S&P 500 (U.S.) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at June 30, 2008, was to the markets that comprise these sectors. Most of the
       exposure was to the coffee, sugar, cocoa, soybean oil, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals.	  At June 30, 2008, the Partnership had market
exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in Australian dollars, Japanese yen, euros, Canadian dollars, British pounds, Swiss francs, and Mexican pesos. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Changes in Internal Control Over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over
                            - 43 -


       financial reporting (as defined in Rules 13a-15(f) and 15d-
15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter will terminate trading for the Partnership effective October 31, 2008, unless it becomes necessary or is prudent to do so beforehand. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 4-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.
       Through November 30, 2008, qualified Limited Partners may, under certain conditions, redeem some or all of their interest in the Partnership and use the proceeds of such redemption to purchase an interest in another Morgan Stanley managed futures partnership for which Demeter is the general partner (an offering in any such managed futures partnership is by prospectus or offering memorandum only). Otherwise, Limited Partners may simply redeem their interest in the Partnership and receive the proceeds of such redemption in cash. Whether you exchange or redeem your Partnership Units, there will be no minimum holding period requirement or redemption charge. Limited Partners who do not redeem their interest in the Partnership prior to November 30, 2008, should be aware that final distribution of any remaining Partnership assets is anticipated to be made on or about December 15, 2008.

Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.

Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

- 46 ?

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




                      Morgan Stanley Diversified Futures Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

August 13, 2008       By:/s/Christian Angstadt
                            Christian Angstadt
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













- 48 -


? 6 ?