Form 10-Q
period 2008-09-30
MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
filed 2008-11-14
CIK 941912

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2008




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
		(Unaudited) and December 31, 2007..........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited)..............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited)....................5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007..........................6

		Notes to Financial Statements (Unaudited)...............7-16

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations.......17-31

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk.........................................32-45

Item 4.	Controls and Procedures................................45

Item 4T.	Controls and Procedures................................45


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................46

Item 5.	Other Information...................................46-47

Item 6.	Exhibits............................................47-48



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF FINANCIAL CONDITION
			September 30,	December 31,
			        2008        	        2007
			$	$
			(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	19,192,415	19,830,358
	Restricted cash	                  ?         	    1,879,193

	     Total cash	   19,192,415	   21,709,551

     Net unrealized gain on open contracts (MS&Co.)	948,505	261,807
     Net unrealized gain on open contracts (MSIP)	             381,965	         11,898

		Total net unrealized gain on open contracts	1,330,470	273,705

	Options purchased (proceeds paid $0
           and $1,448,845, respectively)	                  ?           	               1,131,684

		Total Trading Equity	20,522,885	23,114,940

Interest receivable (MS&Co.)	              12,563	         42,623

		Total Assets	   20,535,448	  23,157,563

LIABILITIES AND PARTNERS? CAPITAL

Liabilities

Redemptions payable	2,078,842	338,077
Accrued management fees 	          22,577	         27,464
Administrative expenses payable	             13,000	         14,000
Options written (premiums received $0
    and $1,415,459, respectively)				                          ?           	 	   1,131,684

		Total Liabilities	     2,114,419	    1,511,225

Partners? Capital

Limited Partners (16,060.699 and
	23,320.265 Units, respectively)	18,198,661	21,400,179
General Partner (196.245  and
      268.245 Units, respectively)	           222,368	       246,159

		Total Partners? Capital	       18,421,029	  21,646,338

		Total Liabilities and Partners? Capital	       20,535,448	  23,157,563

NET ASSET VALUE PER UNIT	                                            1,133.12               	         917.66

	The accompanying notes are an integral part of these financial statements. </table>
- 2 -


       <table>  	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                            For the Three Months                       	  For the Nine Months
                           Ended September 30,                        Ended September 30,


                          2008   	               2007    	        2008   	    2007
                       $	                      $		             $	  $
INVESTMENT INCOME
	Interest income (MS&Co.)	     59,812		       242,844   	   234,322		       823,248

EXPENSES
	Brokerage commissions (MS&Co.)	148,659	413,772	435,643		1,283,868
	Management fees	73,214	103,164  	247,544 	    	    326,175
	Administrative expenses	13,000	     18,000	43,000		      48,000
	Transaction fees and costs	7,117	     9,418	 23,878	           	34,410
	Incentive fee	    ?   	          ?            ?   	     319,068

		   Total Expenses 	     241,990	    544,354	    750,065		   2,011,521

NET INVESTMENT LOSS 	   (182,178)	   (301,510)	       (515,743)	          (1,188,273)

TRADING RESULTS
Trading profit (loss):
	Realized	1,444,622	(3,432,974)	3,806,585		(1,384,773)
	Net change in unrealized	     878,718	    (258,497)	    1,090,151	 	     380,607

	           Total Trading Results	   2,323,340	  (3,691,471)	   4,896,736		 (1,004,166)

NET INCOME (LOSS)	    2,141,162	 (3,992,981)	    4,380,993		  (2,192,439)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	2,117,621	(3,948,611)	4,330,739	  	(2,166,880)
	General Partner 	23,541	(44,370)	50,254		(25,559)

NET INCOME (LOSS) PER UNIT

	Limited Partners     122.76                 (150.80)              215.46                 (83.50)
	General Partner      122.76                 (150.80)              215.46                 (83.50)



                                                                  Units                     Units                   Units	Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                            18,864.904 		25,967.827	21,179.572		27,343.044




The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)



				    Units of
				    Partnership	      Limited	      General
				          Interest     	        Partners    	          Partner     	              Total
					      $	   $	               $
Partners? Capital,
	December 31, 2006	  29,629.631	30,865,627	          341,508	              31,207,135

Net Loss                   	?		(2,166,880)	(25,559)	(2,192,439)

Redemptions	                                                   (4,428.733)	 (4,520,487)          (55,820)  	  (4,576,307)

Partners? Capital,
	September 30, 2007	    25,200.898	  24,178,260	  260,129	  24,438,389




Partners? Capital,
December 31, 2007	23,588.510	        21,400,179	246,159 	            21,646,338

Net Income                   	?		4,330,739	50,254	4,380,993

Redemptions	                                                   (7,331.566)	 (7,532,257)          (74,045)  	  (7,606,302)

Partners? Capital,
	September 30, 2008	    16,256.944	  18,198,661	  222,368	  18,421,029














The accompanying notes are an integral part of these financial statements.

        <table> 	MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				        For the Nine Months Ended September 30,

				                  2008        	             2007
				         $	     $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	4,380,993	(2,192,439)
Noncash item included in net income (loss):
	Net change in unrealized	(1,090,151)	(380,607)

(Increase) decrease in operating assets:
	Restricted cash	1,879,193 	628,478
     Proceeds paid for options purchased				   1,448,845		   (2,084,979)
     Interest receivable (MS&Co.)		 		                     30,060	         	         42,250

Increase (decrease) in operating liabilities:
	Accrued management fees	                                 (4,887)           	(8,077)
	Administrative expenses payable	                                                   (1,000)                           (34,917)
	Premiums received for options written	    (1,415,459)	   2,139,161
   	Accrued incentive fee	              ?     	       (64,875)

Net cash provided by (used for) operating activities	      5,227,594	    (1,956,005)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	    (5,865,537)	    (4,619,080)

Net cash used for financing activities	   (5,685,537)	    (4,619,080)

Net decrease in unrestricted cash	(637,943)    	        (6,575,085)

Unrestricted cash at beginning of period	    19,830,358	   30,147,827

Unrestricted cash at end of period	    19,192,415	   23,572,742




The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007



Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

  Percentage of
     Net Assets
      Short
  Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
      Net
Unrealized
Gain/(Loss)

 $
 %
 $
%
$

September 30, 2008, Partnership Net Assets:  $18,421,029



Commodity
       ?
         ?
    925,466
       5.02
  925,466
Equity
       ?
         ?
  231,473
       1.26
 231,473
Foreign currency
     (39,021)
       (0.21)
    656,822
       3.57
    617,801
Interest rate
      49,257
        0.26
         ?
       ?
     49,257






     Grand Total:
      10,236
        0.05
 1,813,761
       9.85
1,823,997

     Unrealized Currency Loss





  (493,527)

     Total Net Unrealized Gain


December 31, 2007, Partnership Net Assets:  $21,646,338



  1,330,470






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
       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Diversified Futures Fund L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership?s December 31, 2007, Annual Report on Form 10-K.

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

Premiums received/proceeds paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to current values. The difference between the current value of the options and the premiums received/proceeds paid is treated as an unrealized gain or loss.

The Partnership?s general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. Morgan Stanley Capital Group Inc. ("MSCG") acts as the counterparty on all trading of options on foreign currency forward contracts.
MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., MSIP, and MSCG are wholly-owned subsidiaries of Morgan Stanley. Hyman Beck & Company Inc. (the "Trading Advisor") is the trading advisor to the Partnership.
       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                  Net Unrealized Gains/(Losses)
                          on Open Contracts                Longest Maturities

                 Exchange-  Off-Exchange-              Exchange- Off-Exchange-
Date              Traded       Traded        Total      Traded      Traded
                     $           $             $
Sep. 30, 2008	712,669	 617,801	1,330,470	 Jun. 2009	  Dec. 2008
Dec. 31, 2007     388,364	(114,659)	  273,705	 Sep. 2008    Aug. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership?s Statements of Financial Condition.

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership also has credit risk because MS&Co., MSIP, and/or MSCG act as the futures commission merchants or the counter-parties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $19,905,084 and $22,097,915 at September 30, 2008, and December 31, 2007,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts and forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.

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

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for
                              - 13 -

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008: <table> <caption>



Assets
Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
    Inputs
  (Level 3)




      Total

<<c>
Unrealized gain on open contracts
      $712,669
         $617,801
 n/a

   $1,330,470

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

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

       MORGAN STANLEY DIVERSIFIED FUTURES FUND L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


7.  Reclassifications

Certain prior year amounts relating to options on the Statements of Cash Flows and Condensed Schedules of Investments for December 31, 2007, were reclassified to conform to 2008 presentation. Certain prior year amounts on the Statements of Operations were reclassified to conform to 2008 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor?s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 16 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, administrative fees, incentive fees, brokerage commissions, and transaction fees and costs, and administrative expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $2,383,152 and expenses totaling $241,990 resulting in net income of $2,141,162 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $1,010.36 at June 30, 2008, to $1,133.12 at
September 30, 2008.

The most significant trading gains of approximately 8.9% were experienced within the currency sector, primarily during August and September. Such gains were recorded from short positions in the Australian dollar and euro versus the U.S. dollar as the value of the U.S. dollar increased relative to most of its rivals in August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter. The U.S. dollar then moved sharply higher against these currencies during September in tandem with surging U.S. Treasury prices amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent global recession, resulting in further gains from short positions in these currencies versus the U.S. dollar. Meanwhile, short positions in the Australian dollar versus the euro resulted in gains as the value of the Australian dollar decreased relative to the euro during September amid speculation that the Reserve Bank of Australia would cut interest rates to combat slowing economic growth. Within the global stock index sector, gains of approximately 2.8% were recorded, primarily during September,
       from short positions in U.S., European, and Pacific Rim equity index futures as prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant.
Furthermore, global equity prices plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions. Within the metals markets, gains of approximately 2.1% were experienced, primarily during August and September, from short futures positions in copper, aluminum, and zinc as prices dropped on concerns that turmoil in the financial markets would further weaken the global economy and erode demand for base metals. Elsewhere, short positions in silver futures resulted in gains during August and September as prices declined due to a rise in the value of the U.S. dollar. Within the energy markets, gains of approximately 1.4% were recorded throughout the majority of the quarter from short futures positions in natural gas as prices decreased amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Additional gains were experienced from short positions in crude oil futures as prices moved lower throughout the quarter amid signs that the U.S. economic slump would extend into 2009 and curb future energy demand. Further gains of approximately 0.3% were recorded within the agricultural markets, primarily during September, from

       in soybean oil and corn as prices declined amid news that favorable weather might improve crop conditions in the U.S. Midwest and speculation that a slowing U.S. economy might reduce demand for alternative biofuels. Smaller gains were experienced from short positions in cotton futures as prices dropped to a one-year low in September after the U.S. Department of Agriculture reported exports remained below average due to a decline in demand. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.1% incurred within the global interest rate sector, primarily during July, from short positions in U.S. and European fixed-income futures as prices increased amid a "flight-to-quality" due to the aforementioned drop in the global equity markets and worries regarding the fundamental health of the global economy.

The Partnership recorded total trading results including interest income totaling $5,131,058 and expenses totaling $750,065, resulting in net income of $4,380,993 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $917.66 at December 31, 2007, to $1,133.12 at September 30, 2008.

The most significant trading gains of approximately 14.6% were recorded within the currency sector from long positions in the euro and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies during January, February, March, and June due to disappointing economic data in
       the U.S.  Newly established short positions in the
Australian dollar and euro versus the U.S. dollar resulted in additional gains as the value of the U.S. dollar increased relative to most of its rivals in August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter. The U.S. dollar then moved sharply higher against these currencies during September in tandem with surging U.S. Treasury prices amid a worldwide ?flight-to-quality? due to fears of an intense credit crunch and subsequent global recession, resulting in further gains from short positions in these currencies versus the U.S. dollar. Finally, short positions in the Australian dollar versus the euro experienced gains as the value of the Australian dollar decreased relative to the euro during September amid speculation that the Reserve Bank of Australia would cut interest rates to combat slowing economic growth. Within the global stock index sector, gains of approximately 5.5% were recorded, primarily during the first quarter, from short positions in U.S., European, and Pacific Rim equity index futures as prices declined on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced in September from short positions in global stock index futures as prices dropped sharply amid unprecedented U.S. financial market volatility and
       turmoil.  Within the global interest rate sector, gains of approximately 4.3% were recorded, primarily during January and February, from long positions in U.S., German, and Japanese interest rate futures as prices increased in a "flight-to-quality" following the aforementioned sharp decline in global equity prices and concerns that an economic slowdown in the United States would weaken the global economy. During May, newly established short positions in European fixed-income futures resulted in additional gains as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Within the energy markets, gains of approximately 1.0% were experienced, primarily during the third quarter, from short positions in crude oil futures as prices moved lower on signs that the U.S. economic slump would extend into 2009 and curb future energy demand. Additional gains were recorded from short futures positions in natural gas as prices decreased throughout the third quarter amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Further gains of approximately 0.3% were experienced within the agricultural sector from long futures positions in soybean oil and corn as prices increased during January and February following news that global production might drop, while rising energy prices might boost demand for alternative biofuels. Smaller gains were recorded during September from newly established short positions in soybean oil and corn futures as prices declined amid news that favorable weather might improve crop conditions in the U.S. Midwest and speculation that a
                             - 25 ?
       slowing U.S. economy would reduce demand for alternative biofuels. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 1.5% incurred with the metals markets, primarily during the first quarter, from short futures positions in aluminum, zinc, and copper as prices increased in January and February due to news of weak global supplies amid rising demand from China and India. During March, additional losses were experienced from newly established long positions in aluminum futures as prices reversed lower amid speculation that a slumping U.S. economy would lead to a decline in global demand for base metals. Smaller losses were recorded from short futures positions in gold as prices reversed sharply higher during September due to "safe haven" buying amid global credit-market turmoil and uncertainty regarding the U.S. financial system.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(3,448,627) and expenses totaling $544,354, resulting in a net loss of $3,992,981 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $1,120.54 at June 30, 2007, to $969.74 at
September 30, 2007.

The most significant trading losses of approximately 7.1% were recorded in the global interest rate sector, primarily during July and August, from short positions in U.S., European,
       Australian, and Canadian fixed-income futures as prices reversed sharply higher in a worldwide "flight-to-quality" after the significant decline in the global equity markets resulted in substantially higher demand for the "safe haven" of government bonds. Further losses were incurred during September from newly established long futures positions in European interest rates as prices reversed lower after a rebound in global equities and the U.S. Federal Reserve's decision to cut benchmark interest rates. Additional losses of approximately 2.5% were incurred within the currency sector, primarily during July and August, from short positions in the Japanese yen versus the U.S. dollar, British pound, and euro as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors? trimming riskier assets funded by loans in Japan. Elsewhere in the currency markets, short positions in the Canadian dollar versus the U.S. dollar resulted in losses as the value of the Canadian dollar increased relative to the U.S. dollar in July and September amid rising energy prices and data indicating a decrease in unemployment. Within the global stock index sector, losses of approximately 2.3% were experienced, primarily during July and August, from long positions in U.S., European, and Japanese equity index futures as prices reversed lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell
       after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. During September, further losses were recorded from newly established short positions in U.S. and European stock index futures as prices moved higher after the U.S. Federal Reserve cut its benchmark lending rate by half a percentage point in order to prevent the aforementioned market decline and the continuing real estate slump from dragging down the economy. Additional losses of approximately 2.1% were incurred within the agricultural sector, primarily during August, from long futures positions in coffee as prices declined amid technically-based selling. Meanwhile, additional losses were experienced throughout the majority of the quarter from both long and short positions in cocoa futures as prices moved without consistent direction amid conflicting news regarding supply and demand. Elsewhere, long positions in sugar futures resulted in further losses as prices decreased during August on concern that increased supplies from India, the second-largest producer, would contribute to a global surplus. Smaller losses of approximately 0.2% were recorded in the metals markets, primarily during July, from long positions in gold futures as prices were pulled lower amid heavy speculative selling. Additional losses were incurred in September from long futures positions in copper and zinc as prices fell amid speculation that a slumping housing market and slowing U.S. economy would reduce demand for the base metals. A portion of the Partnership?s overall losses for the quarter was offset by
       gains of approximately 0.1% in the energy sector,
primarily during July and August, from short positions in natural gas futures as prices declined on signs that inventories were sufficient to meet demand.

The Partnership recorded total trading results including interest income totaling $(180,918) and expenses totaling $2,011,521, resulting in a net loss of $2,192,439 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $1,053.24 at December 31, 2006, to $969.74 at September 30, 2007.

The most significant trading losses of approximately 2.5% were recorded in the metals markets, primarily during March and April, from short positions in copper futures as prices increased after the release of stronger-than-expected Chinese industrial data and the International Monetary Fund's strong global growth forecasts bolstered sentiment that global demand for base metals would increase in 2007. Elsewhere in the metals sector, long positions in gold futures resulted in losses during March, May, and July as prices declined amid temporary strength in the value of the U.S. dollar and heavy speculative selling. Furthermore, losses were incurred from long futures positions in aluminum and zinc as prices fell in May, June, and July on worries regarding future Chinese demand and concern that economic growth would slow. Additional losses of approximately 2.2% were experienced within the global interest rate sector,
       primarily during February from short positions in U.S.
fixed-income futures as prices reversed sharply higher after a massive sell-off in the global equity markets, which began on February 27, 2007 following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Further losses were recorded during July and August from short futures positions in U.S. interest rates as prices reversed sharply higher in a worldwide "flight-to-quality" after the significant decline in the global equity markets resulted in substantially higher demand for the "safe haven" of government bonds. Within the currency sector, losses of approximately 1.9% were incurred primarily during March, July, and August, from short positions in the Japanese yen versus the euro and Australian dollar as the value of the Japanese yen corrected sharply higher against these currencies when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors? trimming "riskier" assets funded by loans in Japan. Meanwhile, long positions in the Swiss franc and Swedish krona versus the U.S. dollar resulted in losses during January and May as the value of the U.S. dollar reversed higher against these currencies after stronger-than-expected U.S. economic data eased concerns of a slowdown in the economy of the United States. Furthermore, the value of the Swiss franc and Swedish krona moved higher amid data indicating accelerating inflation in Switzerland and Sweden. Additional losses of approximately 1.4% were
       experienced within the global stock index sector,
primarily during the first and third quarters, from long positions in U.S., European, and Japanese equity index futures as prices fell sharply in February and March after former U.S. Federal Reserve Chairman Alan Greenspan indicated that the U.S. economy could be due for a recession. Additional losses were recorded in July and August as prices moved sharply lower on persistent concerns that the collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future. Smaller losses of approximately 1.3% were incurred within the agricultural markets primarily during January and February from long positions in coffee futures as prices declined amid a rise in production from Vietnam and speculation that price increases imposed by large food companies during the last quarter of 2006 would potentially curb demand in the United States. Elsewhere in the agricultural complex, short positions in corn futures resulted in additional losses during May as prices increased amid lower production and after a representative from the European Union announced plans for an increase in biodiesel usage to reduce the Euro-Zone?s dependence on foreign oil.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experience to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.
       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007. At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $18 million and $24 million, respectively.

Primary Market          September 30, 2008     September 30, 2007
Risk Category	  	       Value at Risk          Value at Risk

Currency					(1.09)%		   	    (0.88)%

Interest Rate				(0.56)			    (0.64)

Equity					(0.35)			    (0.09)

Commodity				    	(0.75)			    (0.61)

Aggregate Value at Risk	 	(1.90)%		    	    (1.38)%




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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category        High      Low      Average
Currency						(1.68)%	(0.61)%	(1.07)%

Interest Rate					(1.16)	(0.56)	(0.72)

Equity						(0.53)	(0.27)	(0.36)

Commodity						(0.75)	(0.38)	(0.60)


Aggregate Value at Risk			(2.57)%	(0.98)%	(1.65)%



Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
-	37 ?

*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to
       manage or monitor risk.  There can be no assurance that the
Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 102% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Currency.   The largest market exposure of the Partnership
at September 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to British pound, Japanese yen, euro, and Australian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At September 30, 2008, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across European, Japanese, U.S., Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
       The Partnership?s primary interest rate exposure is
generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary exposures were to the Nikkei 225 (Japan), FTSE 100 (United Kingdom), S&P 500 (U.S.), CAC 40 (France), SPI 200 (Australia), and DAX (Germany) stock indices. The Partnership is exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       	Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the coffee, cotton, soybean oil, sugar, cocoa, wheat, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

		Metals.	  The third largest market exposure of the Partnership
at September 30, 2008, was to the metals sector.  The
Partnership's metals exposure was to fluctuations in the price of base metals, such as zinc, copper, lead, and aluminum, as well as precious metals, such as silver.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Energy. At September 30, 2008, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was primarily to futures contracts in natural gas and crude oil. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
       Significant profits and losses, which have been
experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather pattern and supply and demand factors and will likely continue in this choppy pattern.

	Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in Australian dollars, Japanese yen, British pounds, Canadian dollars, euros, Swiss francs, and Mexican pesos. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes Diversification
       guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.  CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. "Management?s Discussion and Analysis of Financial Condition and Results of Operations" and Item 3. "Quantitative and Qualitative Disclosures about Market Risk" of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter terminated trading for the Partnership effective October 31, 2008. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 4-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.

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




                      Morgan Stanley Diversified Futures Fund L.P.
                      (Registrant)

                      By:   Demeter Management Corporation
                            (General Partner)

November 14, 2008     By:/s/Christian Angstadt
                            Christian Angstadt
                            Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.